Form 10-K
period 2014-12-31
Reis, Inc.
filed 2015-03-05
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $184,000,000 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2014. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 11,221,405 as of March 2, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2015 annual stockholders’ meeting are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Product Overview

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; and Mobiuss Portfolio CRE, or Mobiuss, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Industry Dynamics

The size of the U.S. commercial real estate (“CRE”) market is estimated at $6.7 trillion; approximately 30% of annual transaction volume is driven by institutional investors1. Projections call for the U.S. CRE market to grow to $10.7 trillion, an increase of approximately 60%, by 20222. The relative health of the domestic economy is expected to entice an increasing number of market participants looking for a safe haven to invest in the U.S., while economic growth abroad has weakened in many places. Europe remains in turmoil, stymied by weak demand and high debt levels. Other major economies like China, Japan, Russia and Brazil have exhibited disappointing growth figures for various reasons. In contrast, U.S. GDP growth has been strong and payroll expansion is accelerating. With both occupancies and rental rates rising for most property types, the U.S. CRE market is expected to remain a significant draw for investors.

Traditionally, investors and other professionals in the CRE market have been less data intensive and analytical compared to their peers in other asset classes. This is changing rapidly, as varied market participants demand timely and highly disaggregated data and analytics to support all aspects of decision making throughout the commercial real estate lifecycle. Market professionals, such as property owners, developers and builders, banks and non-bank lenders, increasingly require access to information on supply, demand, asking and effective rents, lease terms, sales prices and detailed data on transactions. Reis has designed a suite of products and reports that are responsive to the decision support needs of CRE professionals during periods of healthy fundamentals and a high volume of transactions, as well as during market downturns when valuations and sales volumes are depressed.

1	Prudential Real Estate Investors: A Bird’s Eye View of Global Real Estate Markets: 2012 Update (February 2012).
2	Prudential Real Estate Investors: Why Global Real Estate Securities? (March 2013).

Since mid-2008, regulatory requirements (such as mark-to-market policies, Basel II and Basel III) and guidance from the Federal Reserve and FDIC have increased the need among regulated banks for market and portfolio monitoring. These requirements have generated demand for accurate and timely information, as well as access to valuation tools to evaluate the underlying collateral supporting mortgages and mortgage-related securities. For example, the Federal Reserve conducts an annual exercise known as the Comprehensive Capital Analysis and Review (“CCAR”) in which financial institutions conduct stress tests using downside economic and market scenarios from which they develop capital allocations and reserves. In addition, there has been increasing interest among REITs and other equity investors to monitor and update the net asset values of the commercial real estate in their portfolios. There is also heightened interest for CRE market information and analytics by corporations in response to the increasing prominence of commercial real estate on balance sheets and the prospect of additional disclosure that may be required by the FASB and IASB.

Reis’s market data and forecasts indicate a generally improving U.S. CRE market that will continue to strengthen over at least the next five years and encourage heightened levels of development, finance and transaction activity. The multifamily market has been on a torrid pace of construction, and though the supply pipeline continues to increase, demand is not expected to plummet anytime soon. Industrial market fundamentals are showing signs of strength, bolstered by firms building out their e-commerce capabilities. The office market remains in recovery mode, but fundamentals are improving and certain pockets of the country, particularly metropolitan areas with high concentrations of technology and business service firms, are performing extremely well. Retail is contending with oversupply and competition from e-commerce, but fundamentals are slowly improving and will benefit from the recent acceleration in job and income growth. Stabilizing or tightening occupancies and rising rents and prices across all property types will generate higher volumes of underwriting, valuation and acquisition due diligence and stimulate increasing demand for Reis’s products.

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

•	History - up to 35 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available monthly or quarterly and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the seven types of commercial real estate covered by Reis:

	December 31,
	2014	2013
Apartment	275	275
Retail	190	190
Office	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	57	—

Reis programmatically expands its property level and market coverage by geography and property type. During 2014, Reis introduced coverage on its seventh property type, seniors housing, in 57 metropolitan areas and in February 2015, expanded this coverage by adding an additional 53 metropolitan areas, bringing its coverage in the seniors housing asset class to 110 markets. In May 2015, Reis will introduce coverage on its eighth property type, student housing, and in 2016 expects to introduce two additional property types, medical office buildings and affordable housing, which will bring our offering to up to 10 distinct property types.

Reis’s core property database contains information on competitive, income-producing properties in the U.S. apartment, retail, office, warehouse/distribution, flex/research & development, self storage and seniors housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

In addition to its core property database, Reis develops and maintains a new construction database that identifies and monitors projects that are being added to our covered markets. Detailed tracking of the supply side of the commercial real estate market is critical to projecting performance changes at the market and submarket levels. This database is updated weekly and reports relevant information such as project size, property type, location, status, and estimated completion dates for projects that are planned, proposed or under construction.

Reis also maintains a sales comparables database containing transactions in up to 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our seven current property types, as well as for hotel properties.

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

Products and Services

Reis has invested in a robust technology infrastructure to disseminate a number of market information products to meet the demands of a wide variety of commercial real estate professionals, from large financial institutions seeking an integrated commercial real estate portfolio management platform, to a single access user seeking local market intelligence. Reis is committed to consistently upgrading and expanding its product offering to reach new markets and new types of consumers of commercial real estate information.

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

•

Sales Comparables - Reis maintains a sales comparables database containing transactions in up to 277 metropolitan areas. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000, for our seven current property types, as well as for hotel properties.

•

Construction Comparables - Reis monitors new projects from the planning stages to opening day to stabilization, capturing the anticipated effect of new competitive inventory on local supply and demand dynamics.

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

ReisReports

ReisReports is a product tailored to meet the needs of smaller enterprises and individuals, professional investors, brokers and appraisers, available at www.ReisReports.com. Although providing subscribers with less content and a more limited number of reports, ReisReports utilizes the same proprietary database that supports Reis SE. ReisReports is available on a monthly or annual subscription basis at affordable price points.

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

Mobiuss Portfolio CRE

Launched in the first quarter of 2013, Mobiuss enables clients to quickly and thoroughly assess portfolio risks and opportunities by integrating client loan and property information with Reis property and submarket data and third party credit analytics. The solution is delivered in a web-based, visually engaging interface. Mobiuss is targeted to both debt and equity capital providers active in U.S. commercial real estate and, specifically, to banks with significant CRE loan exposure.

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

Data Redistribution / Marketing Alliances

The Company has established data redistribution agreements with information service providers as part of a strategy designed to raise brand awareness and generate sales leads for Reis’s information and services. Over time, third party users may enter into agreements with Reis directly in order to gain access to the full suite of reports and analytical modules. The Company’s data redistribution agreements are typically multi-year contracts in length, do not afford access to Reis’s proprietary database and provide limited views of Reis’s market data. Reis has also established marketing alliances with the Appraisal Institute, the Certified Commercial Investment Member Institute (“CCIM”) and Building Owners and Managers Association (“BOMA”) International to promote ReisReports to its members through discounts, e-mail outreach, website advertising and newsletter ads.

As an example, our data redistribution arrangement with Bloomberg allows for Bloomberg Professional subscribers to have access to Reis’s market information at {REIS < GO > } which is also integrated across property and credit valuation tools on Bloomberg’s Commercial Mortgage Backed Security (“CMBS”) product. Bloomberg subscribers can access Reis’s proprietary supply, demand and price data for the nation’s largest metropolitan apartment, office, retail and industrial markets.

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

•	annual and multi-year subscriptions to Mobiuss typically ranging in price from the low tens of thousands of dollars into the hundreds of thousands of dollars;

•	capped Reis SE subscriptions typically ranging in price from $1,000 to $25,000, allowing clients to download a fixed retail value of reports over a period of up to twelve months;

•

subscriptions to ReisReports, which are charged to a credit card, having a retail price in the low hundreds of dollars per month, depending on the level of service subscribed to (monthly or annual pricing options are available);

•	custom data deliverables ranging in price from $1,000 for a specific data element to hundreds of thousands of dollars for custom portfolio valuation and credit analysis; and

•

individual reports, which can be purchased with a credit card, having retail prices up to $999 per report, are available to anyone who visits Reis’s retail website or contacts Reis via telephone, fax or email; however, certain reports are only available with an annual subscription or capped subscription account.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly.

Subscribers

At December 31, 2014, Reis had approximately 1,000 enterprise subscribers under signed contracts for its core Reis SE product. A subscribing entity may have one or many users entitled to access Reis SE. Nearly all of our Mobiuss subscribers are also Reis SE subscribers. These numbers do not include users who pay for individual reports by credit card, subscribers to our ReisReports product or users of information available on third party platforms through our data redistribution relationships.

The vast majority of the Company’s largest subscribers have utilized Reis’s core product for many years and have represented a stable user and revenue base. Subscribers include banking institutions, property owners, brokers, lessors, builders, REITs, pension funds, insurance companies, developers, commercial banks, non-bank lenders, equity investors, appraisers, accountants, consultants, academia, and government institutions. At December 31, 2014, approximately 79% of Reis’s customers (based on total customer dollars) are debt and equity capital providers, with banks and other financial institutions comprising approximately 54% and investment funds and equity owners comprising approximately 25%; service providers account for the remaining 21%.

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

We also protect the secrecy of our proprietary databases, our trade secrets and our proprietary information through confidentiality and non-competition agreements with our employees, vendors and consultants. Our services also include technical measures designed to detect unauthorized copying of our intellectual property. The Company’s compliance department monitors usage to ensure that all client usage is consistent with the terms of its contract.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the market information needs of U.S. commercial real estate investors and lenders. Reis competes directly and indirectly for subscribers with online services or websites targeted to commercial real estate professionals such as CoStar Group, Inc. (or “CoStar”) (including its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Inc., Xceligent, CBRE Econometric Realty Advisors (formerly known as Torto Wheaton Research), a wholly-owned subsidiary of CB Richard Ellis, and Moody’s Analytics, Inc., as well as with various local and regional data providers covering selected markets and in-house real estate research departments. Another source of information has been market reports published by brokerage firms, although the promotional nature of many of these publications and their irregular publishing schedule make them less reliable as an ongoing resource for many CRE practitioners.

Discontinued Operations – Residential Development Activities

Prior to May 2007, the name of the Company was Wellsford Real Properties, Inc., which we refer to as Wellsford. Wellsford, which was originally formed on January 8, 1997, acquired the Reis Services business by merger in May 2007, which we refer to as the Merger. Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining residential units and homes at its projects or divested of the remaining residential projects in bulk sales by April 2011. In 2012, the Company settled construction defect litigation at its Colorado project.

The Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, are presented as a discontinued operation for 2014, 2013 and 2012.

See Note 3 and Note 10 of the consolidated financial statements, included in this filing, for additional information regarding the Company’s segments and the aforementioned litigation.

Corporate Information

The Company’s executive offices are located at 530 Fifth Avenue, Fifth Floor, New York, New York 10036; telephone: (212) 921-1122; website: www.reis.com; email: investorrelations@reis.com. Please note that information on the Company’s website is not part of this Form 10-K filing.

The reports we file with or furnish to the Securities and Exchange Commission, or SEC, including our annual report, quarterly reports and current reports, are available free of charge on our investor relations website (www.reis.com/investors) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may review and copy any of the information we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

The Company had 205 employees as of December 31, 2014.

The Company is a Federal government contractor and an equal opportunity employer. All qualified applicants will receive consideration for employment and will not be discriminated against on the basis of race, color, religion, sex, sexual orientation, national origin, age, disability, or protected veteran status. Reis takes affirmative action in support of its policy to employ and advance in employment individuals who are minorities, women, protected veterans, and individuals with disabilities.

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenues, expenses, margins, asset quality, or other future financial or business performance, strategies, prospects or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

•	statements relating to future services and product development of the Reis Services segment;

•

statements relating to business prospects, potential acquisitions, sources and uses of cash, revenue, expenses, margins, income (loss) from continuing or discontinued operations, cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA (as defined below), Adjusted EBITDA (as defined below) and Aggregate Revenue Under Contract; and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

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

We must acquire new subscribers and expand our business with our current subscribers in order to grow our business. Our ability to grow our business will be adversely impacted to the extent that current subscribers reduce or discontinue the use of our products and websites, including Reis SE, Mobiuss and ReisReports, or if we are unable to locate and have prospects subscribe to Reis SE, Mobiuss and ReisReports. This may occur due to budgetary constraints, which was particularly true during the height of the economic downturn in 2008 and 2009, or if our product offering is less competitive with those of other companies in our industry. Prior to 2008, our overall trailing twelve month renewal rates were above 94% for many years. In the latter part of 2008 and in 2009, we experienced an overall decrease in the total number of our subscribers and a reduction in our trailing twelve month renewal rates. The overall trailing twelve month renewal rate fell to a low of 83% at September 30, 2009.

Our overall renewal rates were 87% and 91% for the trailing twelve months ended December 31, 2014 and 2013, respectively (for institutional subscribers, the renewal rates were 89% and 93% for the trailing twelve months ended December 31, 2014 and 2013, respectively). The decline in the renewal rates reflects our decision to be more aggressive with our renewal pricing policies, particularly in instances where customer usage levels are significantly greater than what was initially estimated as annual usage for that customer. We believe that aligning client report consumption with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is more important in the long-term, than a modest decline in the current renewal rate. While management believes, based upon past experience, that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings, there is no certainty that non-renewing customers will ultimately renew with Reis.

There can be no assurance that we will be successful in continuing to identify and sell to additional subscribers, expand business from our existing subscribers, regain non-renewing customers, or either maintain or increase our renewal rates.

Our revenues are concentrated among certain key subscribers.

We have approximately 1,000 enterprise subscribers to Reis SE at December 31, 2014. The largest individual subscriber accounted for 2.9% and 3.4% of our revenue for the years ended December 31, 2014 and 2013, respectively. If we were to experience a reduction or loss of business from a number of our largest subscribers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our profitability, financial condition and cash flows. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations among our subscribers and potential subscribers and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our subscribers and potential subscribers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

The market for information, analytics and decision support services in general is highly competitive and rapidly changing. We compete with (1) local companies that offer commercial real estate research with respect to their specific geographic areas and (2) national companies that offer national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including both its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Xceligent, CBRE Econometric Realty Advisors and Moody’s. Some of our competitors, either alone or with affiliated entities, may have greater name recognition, larger subscriber bases or greater financial, technical or marketing resources than we have. In addition, some competitors may be able to undertake more effective marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees and business partners or respond more quickly to new or emerging technologies or changes in subscriber requirements. Competition could negatively impact our revenues, profitability, financial condition and cash flows.

We may not be able to maintain Reis Services’s historical rates of growth in revenues or EBITDA. In addition, multi-year contracts may negatively impact our growth rates.

Historically, Reis Services has experienced revenue and EBITDA growth (we define EBITDA as earnings (income (loss) from continuing operations), before interest, taxes, depreciation and amortization). Annual revenue grew by 14.9% from 2011 to 2012, by 11.2% from 2012 to 2013 and by 19.0% from 2013 to 2014. On a pro forma basis, revenue grew by 12.8% from 2011 to 2012 and by 13.2% from 2012 to 2013 after consideration of certain pro forma items in 2012, as more fully described in Item 7. The fourth quarter and annual 2014 revenue was the highest quarterly and annual revenue in the Company’s history. It also marks the 19th consecutive quarterly increase in revenue over the prior year’s corresponding quarter. There can be no assurance that our revenues will continue to grow at or in excess of the pace of our recent performance, on a consecutive quarter basis, on a year-over-year basis, or at all in the future.

Reis Services’s annual EBITDA grew by 17.8% from 2011 to 2012, by 12.1% from 2012 to 2013 and by 17.8% from 2013 to 2014. On a pro forma basis, Reis Services EBITDA grew by 12.5% from 2011 to 2012 and by 17.3% from 2012 to 2013, after consideration of certain pro forma items in 2012, as more fully described in Item 7. The fourth quarter of 2014 marks the 17th consecutive quarterly increase in Reis Services EBITDA over the prior year’s quarter. Expenses will increase in the future, including expenses for content maintenance, sales, marketing and product development, with the expectation that these expense increases will drive future revenue growth; however, such additional expenses could result in reduced margins or profitability, or negatively impact liquidity in the near term, and if not successful, may negatively impact margins, profitability and liquidity in the long term. There can be no assurance that future EBITDA or Adjusted EBITDA for the Reis Services segment, or on a consolidated basis will continue to grow at or in excess of the pace of our recent performance, on a consecutive quarter basis, on a year-over-year basis, or at all. There can be no assurance that we will be able to maintain or expand our EBITDA or EBITDA margins for the Reis Services segment, or on a consolidated basis, in the future. EBITDA and Adjusted EBITDA are non-GAAP financial measures within the meaning of the rules and regulations of the SEC. See Item 7 for reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP measure, income from continuing operations, for both the Reis Services segment and on a consolidated basis.

Over the past three years, Reis has made a concerted effort to negotiate and enter into multi-year contracts with terms of two or three years, and in some cases, four years. Securing customers into contracts greater than 12 months allows for a stable revenue base and increased revenue visibility (as measured by our level of reported Aggregate Revenue Under Contract (see Item 7 for more information on this performance metric)) and increased cash flow visibility, positively impacts our renewal rates and allows for a better allocation of account management and other personnel resources. However, multi-year subscriptions mute our revenue growth rates after the first year of the subscription. We recognize revenue ratably over the related contractual period. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. On any given multi-year contract, the biggest revenue growth will be reflected in the 12 month period following a negotiated renewal, with no further revenue growth generated from that contract after the first year. Although our cash collection increases year-over-year, multi-year contracts have a flattening effect on our overall revenue growth rate. This would also similarly impact our EBITDA growth rates. As of December 31, 2014, we have subscriptions with approximately 240 institutions signed to a multi-year deal.

If our growth rates decline, or if revenue and/or EBITDA decline, investors’ perceptions of our business may be adversely affected and the market price of our common stock could decline.

We must continue to obtain information from multiple sources.

The quality of our databases supporting our products depends substantially on information provided by a large number of sources, including commercial real estate brokers, agents and property owners, as well as from public sources, such as tax assessors, deed recorders, planning and zoning boards, corporate websites, the business and trade press, and selected third party vendors of business information. If we are unable to collect information from a significant number of these sources, or if the cost of collecting information becomes too expensive, our products could be negatively affected, potentially resulting in an increase in subscriber cancellations and a failure to acquire new subscribers.

Our revenues, expenses and operating results could be affected by general economic conditions or by changes in commercial real estate markets, which are cyclical.

Our business and the commercial real estate industry are sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenues, expenses, profitability or cash flows, such as:

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

If our subscribers choose not to use Reis SE, Mobiuss or ReisReports because of any of these factors, and we are not successful in attracting new subscribers, our revenues, expenses, EBITDA, margins, profitability, cash flows and/or stock price could be negatively affected.

Our success depends on our ability to introduce new or upgraded services or products.

To continue to attract new subscribers and renew our existing subscribers, we may need to introduce new products or services. The need for new products and services may be in response to or in anticipation of changing or developing customer needs or preferences as well as to remain competitive with other providers of market information. We may choose to develop new products and services independently or to license or otherwise integrate content and data from or with third parties. The introduction of new products and services could impose costs on our business and require the use of resources, and there is no guarantee that we will continue to be able to access new content and technologies on commercially reasonable terms or at all. If subscribers or potential subscribers do not recognize the value of our new services or enhancements to existing services, our operating results could be negatively affected. We may incur significant costs and experience difficulties in developing and delivering these new or upgraded services or products.

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

Our Mobiuss product is dependent upon the activities of another organization over which we do not exercise control. Mobiuss has been developed with, and is being co-marketed with an unrelated third party. The Mobiuss product is a combination of Reis’s commercial real estate market information and forecasts with risk analytics and web-based technologies provided by the unrelated third party. If this third party fails to devote the time, capital and resources to the continuing development and support of the Mobiuss product, and if Reis cannot either replace them with another party or perform the functions for itself, sales of Mobiuss to new subscribers or the renewal of subscriptions to existing Mobiuss subscribers could be negatively impacted resulting in a reduction in revenue, and negatively impacting our EBITDA, margins, profitability and cash flows.

Our ReisReports and Mobiuss offerings may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.

During 2015, we expect to continue to expand our sales and marketing efforts in connection with our ReisReports and Mobiuss product offerings which could result in increased expenses. If our costs for these efforts exceed our expectations, our profitability and financial position could be adversely affected. In addition, if we incur additional costs to expand these products and we are not successful in marketing or selling these expanded services, this could have an adverse effect on our financial position by increasing our expenses without increasing our revenues, impacting margins, profitability and cash flows.

If we fail to protect confidential information against security breaches, or if subscribers are reluctant to use our products because of privacy concerns, we might experience a loss in profitability.

Pursuant to the terms and conditions of use on our websites, as part of our subscriber registration process, we collect and use personally identifiable information. Industry-wide incidents or incidents with respect to our websites, including theft, alteration, deletion or misappropriation of information, security breaches, malevolent activities by computer hackers, viruses (or anything else that may contaminate or cause destruction to our systems), or changes in industry standards, regulations or laws could deter people from using the Internet or our websites to conduct transactions that involve the transmission of confidential information, which could harm our business. Under the laws of certain jurisdictions, if there is a breach of our computer systems and we know or suspect that unencrypted personal subscriber data has been stolen, we may be required to inform any subscribers whose data was stolen and we may be subjected to liability, which could harm our reputation and business.

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

Our success depends on our subscribers’ confidence in the comprehensiveness, accuracy, and reliability of the data and forecasts we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, we depend to a large degree on information provided to us on a voluntary basis by third parties, including commercial real estate brokers, agents and property owners. Our Mobiuss product involves the delivery of portfolio analytics derived from the combined expertise of Reis and an unrelated third party; we are not in control of the unrelated third party’s technology, intellectual property or economic or financial models in connection with the delivery of its portion of the Mobiuss product. Further, data is susceptible to electronic malfeasance including theft, alteration, deletion, viruses and malevolent activities by computer hackers. In addition, our reports and conference calls for the benefit of our subscribers may contain forecasts with respect to real estate trends. Although our contracts contain language limiting our liability if any of our data or forecasts are inaccurate or are later not borne out by actual results, for any of the above reasons, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data and forecasts.

We may be unable to enforce or defend our ownership or use of intellectual property.

Our business depends in large measure on the intellectual property utilized in our methodologies, software and databases. We rely on a combination of trademark, trade secret, database protection and copyright laws, registered domain names, non-disclosure, non-competition and other contractual provisions with employees, vendors and consultants, work-for-hire provisions, restrictive license agreements with subscribers and technical security measures to protect our proprietary intellectual property rights. However, we do not hold Federal registrations covering all of our trademarks and copyrightable materials. We also do not own any patents or patent applications. In addition, current law may not adequately protect our databases and data, and legal standards relating to the validity, enforceability and scope of protection of proprietary rights in online businesses are uncertain and evolving. Our business could be significantly harmed if we do not continue to protect our intellectual property.

In addition, notwithstanding our efforts to protect our intellectual property, third parties may misappropriate our data through website scraping, robots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may misappropriate data on our website and attempt to imitate the functionality of our website. We may not be able to detect all such websites in a timely manner and, even if we could, technological and legal measures may be insufficient to stop their operations. Available remedies may not be adequate to protect us against the misappropriation of our data, and any measures that we may take could require us to expend significant financial resources.

We also could be significantly harmed if claims are made against us alleging infringement of the intellectual property rights of others. Any intellectual property claims, regardless of merit, could be expensive to litigate or settle, and could require the expenditure of substantial amounts of time and/or money.

If our websites or other services experience system failures or malicious attacks, our subscribers may be dissatisfied and our operations could be impaired.

Our business depends upon the satisfactory performance, reliability and availability of our websites. Problems with the websites could result in reduced demand for our services. Furthermore, the software underlying our services is complex and may contain undetected errors. Despite testing, we cannot be certain that errors will not be found in our software. Any errors could result in adverse publicity, impaired use of our services, loss of revenues, cost increases or legal claims by subscribers.

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

As part of our subscriber registration process, our subscribers agree to receive emails and other communications from us. In addition, we use email and other online marketing techniques to reach potential subscribers, particularly for our Reis SE and ReisReports products. We may be subject to restrictions on our ability to communicate through email and phone calls, even with existing subscribers. The U.S. and other jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by Federal and state governments, regulatory agencies or foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on our websites, the information or services we provide, or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties, damage our reputation, increase our costs or make our services less attractive.

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

Reis develops and maintains three highly curated, proprietary databases of U.S. commercial real estate. On an ongoing basis Reis surveys and receives data from building owners, leasing agents and managers, as well as from multiple data sources. Nonetheless, we may be subject to legal liability for collecting, displaying or distributing information. We may also be subject to claims based on the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims.

Our revenue, expenses, operating results, margins, financial condition and cash flows are subject to fluctuations.

Our revenues, expenses, operating results, margins, financial condition and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results, margins, financial condition and cash flows may fluctuate from quarter-to-quarter due to factors including, among others, those described below:

•	our ability to obtain new subscribers, retain existing subscribers and regain non-renewing subscribers;

•	the number and dollar amount of contracts that are multi-year;

•	changes in our marketing or other corporate strategies;

•	changes in our pricing strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	changes in the volume, timing or price of custom data deliverables;

•	costs related to acquisitions of businesses or technologies;

•	competition;

•	changes or consolidation in the real estate industry;

•	changes in subscriber budgets;

•	interest rate fluctuations;

•	inflation;

•	changes in accounting policies or practices; and

•	other factors outside of our control.

An impairment in the carrying value of goodwill or other intangible assets could negatively impact our consolidated results of operations.

Reis has $54,825,000 of goodwill at December 31, 2014, which is not an amortizable asset and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. In addition, the carrying amount of amortizable intangible assets at December 31, 2014 aggregated $14,681,000. There were no indications of impairment in any of the Company’s intangible assets or goodwill at December 31, 2014. If, in the future, a determination is made that the carrying amount of the Company’s goodwill or amortizable intangible assets is less than the fair value of the respective asset, the Company would record an impairment charge in accordance with the applicable accounting literature. Any future impairment charge could negatively impact the Company’s results of operations, net worth, or the market price of our common stock.

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

The loss of one or more of our senior executives, or our sales, technology or operational personnel, could have a material adverse impact on the continuing operations of Reis and could adversely affect the market price of our common stock.

We may be subject to tax audits or other procedures concerning our tax collection policies.

We do not collect sales or other similar taxes in states other than New York. However, one or more states (other than New York) may seek to impose sales tax collection obligations on out-of-state companies, such as Reis, which engage in online commerce. A successful assertion that we should collect sales, use or other taxes on the sale of our products or services into these states could subject us to liability for current or past taxes due, and could increase the effective price of our products and services, which could harm our business.

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

Reis and certain of its subsidiaries were exposed to significant losses and other expenses associated with construction defect litigation at its Colorado condominium project during 2012. Reis may be exposed in the future to other claims associated with its discontinued residential development activities, including its involvement in the development, construction and sale of single family homes or lots, or claims related to environmental remediation, dissatisfaction by homeowners and homeowners’ associations with the construction of homes and amenities by us and/or our developer partners, or other matters, which could result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to Reis’s reported discontinued operations, financial condition and cash flows. See Note 10 to the Company’s consolidated financial statements for information relating to the Company’s Gold Peak condominium project in Colorado (“Gold Peak”).

We may be unable to recover any cash from insurance companies or other potentially responsible parties.

We continue to evaluate the cost and benefits of pursuing cash recovery efforts from insurance providers, subcontractors, other professionals, our partners or other potentially responsible parties related to the Gold Peak project. During 2012, Reis and certain of its subsidiaries settled with, and used $17,000,000 of cash on the balance sheet to pay the Gold Peak homeowners association. No portion of the $17,000,000 was provided by any of the other defendants, potentially responsible parties or insurance companies. Our recovery efforts may include litigation, mediation, settlement or trials. Recovery efforts through December 31, 2014 resulted in cash collections aggregating $819,000, including $26,000, $80,000 and $713,000 in 2014, 2013 and 2012, respectively. During 2015, we may incur additional legal and expert costs and allocate resources to our recovery efforts, which may not result in any cash recoveries. As described in Note 10 to the Company’s consolidated financial statements, a trial in the comprehensive insurance action is scheduled for July 2015, and the trial in the subcontractor case is scheduled for October 2015. The amount of incurred costs related to these actions, without any cash recoveries, could negatively affect our discontinued operating results, financial condition and cash flow.

Risks Related to Ownership of Our Common Stock, Our Capital Structure and Reis Generally

Our common stock is thinly traded; there may continue to be little or no liquidity for shares of our common stock; and our Board of Directors may take actions with which you disagree, which affect the trading price of our common stock.

Historically, our common stock has been thinly traded, and a highly active trading market for our common stock may not develop. In the absence of a highly active public trading market, investors trying to sell their shares may find it difficult to find buyers for their shares at prices quoted in the market or at all.

Our Board of Directors, or Board, may authorize transactions with respect to our common stock. These transactions may include a reverse stock split or odd-lot or other share repurchase programs, or the declaration of a one-time or recurring dividend. Between December 2008 and August 2011, the Board authorized the repurchase of up to an aggregate amount of $5,000,000 of our common stock. Cumulatively, the Company utilized $4,449,000 through December 31, 2011, and repurchased approximately 8.1% of the common shares outstanding at the time of the Board’s initial authorization in December 2008. All future decisions regarding authorizations to repurchase stock will be at the discretion of our Board, will require authorization from the Board, and will be evaluated from time to time in light of the Company’s liquidity and anticipated cash needs, the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, debt covenant compliance requirements, applicable law and other factors deemed relevant. Amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time without notice. If we effect any such repurchases in the future, the liquidity of our common stock could be adversely affected due to the reduced number of shares that would be outstanding. In addition, a share repurchase program requires the payment of cash by Reis to stockholders, which could adversely impact our liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

We commenced a quarterly dividend program in the second quarter of 2014 when we declared and paid an initial quarterly cash dividend of $0.11 per common share in June 2014. In the third and fourth quarters of 2014, we declared and paid a quarterly cash dividend of $0.11 per common share in each of September 2014 and December 2014, respectively. Aggregate dividends paid by the Company during 2014 approximated $3,698,000. On February 2, 2015, we announced that we have increased the dividend payable on March 18, 2015 to $0.14 per common share. Although we anticipate paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. If the Board were to declare a special dividend, or increase the regular quarterly dividend pay rate to an amount greater than $0.14 per share, the cash used for such a special dividend or dividend increase could adversely impact our liquidity. Conversely, if we were to reduce, or stop paying a quarterly dividend, it could result in a change in the investment profile of Reis and could cause certain stockholders with an investment criteria of investing in stocks that pay a dividend to sell our stock, potentially adversely affecting the market for and the market price of our common stock.

Certain of our executive officers and directors own a significant percentage of our stock, have significant control of our management and affairs, and may favor transactions or policies with which you disagree.

The named executive officers and directors of Reis in the aggregate beneficially owned approximately 24.2% of Reis’s outstanding common stock as of December 31, 2014. Of this total, Lloyd Lynford and Jonathan Garfield, each of whom is a founder, an executive officer and a director of the Company, beneficially owned 12.4% and 8.8%, respectively, at December 31, 2014. A significant concentration of share ownership may adversely affect the trading price of a company’s common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. A concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control might be seen as beneficial to other Reis stockholders.

Executive officers, directors and employees may sell shares of Reis stock.

Certain of our executive officers, directors and employees may establish selling plans in accordance with the rules and regulations of the SEC. These selling plans may be utilized to provide such employees with a degree of financial diversification, as well as to assist in satisfying certain tax or other financial obligations. In the fourth quarter of 2014, both Lloyd Lynford and Jonathan Garfield established selling plans under Rule 10b5-1 which are designed to comply with selling limitations under Rule 144. The market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of our officers or directors, perceiving that such a plan represents a decline in management’s confidence about our prospects or that the parameters for and trading under a Rule 10b5-1 sales plan could cause downward pressure on our stock price. In addition, as part of the terms of the Merger in May 2007, both Messrs. Lynford and Garfield have certain rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. Selling of shares by employees, especially executives, could adversely affect the demand for our stock, could negatively impact the liquidity of our stock and could result in a decrease in the market price of our stock.

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

Reis’s articles of amendment and restatement and bylaws contain provisions designed to discourage attempts to acquire control of Reis by merger, tender offer, proxy contest, or removal of incumbent management without the approval of our Board. These provisions may make it more difficult or expensive for a third party to acquire control of Reis even if a change of control might be seen as beneficial by other Reis stockholders. This could discourage potential takeover attempts and could adversely affect the market price of Reis’s common stock. Reis’s governing documents:

•	provide for a classified board of directors, which could discourage potential acquisition proposals and could delay or prevent a change of control;

•	authorize the issuance of blank check stock that could be issued by Reis’s Board to thwart a takeover attempt;

•	provide that directors can only be removed for cause pursuant to a vote of two-thirds of the shares entitled to vote for the election of directors; and

•	contain advance notice requirements for nominations of candidates for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings.

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, unless waived by the then existing board. Our Board may approve certain transactions or exempt certain interested stockholders at any time prior to a party becoming an interested stockholder. At December 31, 2014 and through the date of this annual report on Form 10-K, the Board has not approved any exemptions from the Maryland statute.

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

As of December 31, 2014, we had no debt outstanding; however, we may borrow amounts under the Revolver in the future. There have been instances in the past when we purchased interest rate caps on our outstanding debt to limit our exposure to significant interest rate increases. In deciding whether to purchase interest rate caps or other hedging instruments, we may weigh the value of protection against significant increases in interest rates against the cost of such instruments. The Company does not have any interest rate caps or other hedging instruments at December 31, 2014. Therefore, if interest rates increase, our interest costs on any outstanding borrowings would also increase, which may have a material adverse effect on our results of operations, financial condition and cash flows.

The Company may seek to extend, modify or replace the Revolver.

The Revolver is scheduled to expire on October 16, 2015. We may consider, based upon market conditions and business needs, refinancing or otherwise amending or replacing the Revolver with a new facility. There can be no assurance that we will be able to do so, or be able to do so on terms that are acceptable to us.

Our Revolver contains, and a modified or replacement facility will likely contain, covenants that restrict our operations, which may negatively affect our ability to operate our business and limit our ability to take advantage of potential business opportunities. Declines in our operational performance could cause financial covenants to be violated on our outstanding debt.

Provisions in the Revolver or a modified or replacement facility may impose restrictions on the Company’s ability to, among other things:

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

The Company may decide to sell shares of stock which could be dilutive to existing shareholders of Reis stock.

In order to continue to grow revenue, management may need to increase its spending to hire additional employees to build databases and improve our website functionality, or may identify the need to invest in additional or new technology or pursue an acquisition of tangible or intangible assets or a business. We may need additional cash, beyond what is generated by the business or available under the Revolver, to be able to fund certain objectives, and may decide to raise capital by selling additional shares of common stock or issuing other forms of equity in Reis. If we issue equity or convertible debt securities, existing stockholders’ ownership may be diluted. In addition, the price for which our shares trade may be reduced.

Our ability to use our net operating loss carryforwards will be subject to limitation and the generation of taxable income in the future.

The Company has significant Federal, state and local net operating loss, or NOL, carryforwards at December 31, 2014. The aggregate Federal NOLs were approximately $61,165,000 at December 31, 2014. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $20,317,000 of these Federal NOLs are subject to an annual limitation of $2,779,000 per year, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. All of these losses may be utilized against consolidated Federal taxable income in the future. The actual ability to utilize the tax benefit of any existing NOLs will be dependent upon the Company’s ability to generate taxable income in the future, if at all. A March 2014 New York State law and anticipated conforming changes to the New York City law in 2015 will limit the amount of existing NOLs which could be used each year in those jurisdictions; however, although the losses in New York State and New York City are limited, we expect to fully utilize all of our NOLs in the future.

Federal, state and local tax audits may result in the payment of additional taxes, penalties and interest.

Our tax returns are subject to audit by Federal, state and local tax authorities. Currently, Reis’s Federal tax returns are open for 2011 and 2013. The 2012 Federal tax return is currently under audit. Reis’s and a subsidiary’s New York State tax returns are under audit for the years 2004 to 2006 and are open, as a result of signed waiver, for the years 2007 to 2013. Reis’s and a subsidiary’s New York City tax returns are also open for the years 2004 to 2013 as well. The tax returns of another Reis subsidiary are open in Colorado for 2010 to 2013. All other tax years are closed. However, prior year tax returns giving rise to an NOL may be reviewable in connection with the audit of a later tax year when such loss is utilized. The ultimate resolution of the current audits and open tax years for New York State and New York City, as well as open tax years for Federal purposes, could result in the payment of additional tax, penalties and interest, which could negatively affect our profitability and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2014, the Company leased approximately 38,000 square feet of space in New York, New York under two leases, both of which expire in September 2016 and approximately 10,000 square feet of space in White Plains, New York, under one lease, which expires in September 2019.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the NASDAQ Global Market under the symbol “REIS.” As of December 31, 2014, there were 237 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

The high and low sales prices per share for our common stock for each quarter in the years ended December 31, 2014 and 2013 are as follows:

	2014		2013
Quarter	High	Low	High	Low

First	$19.80	$16.64	$16.49	$12.01
Second	$21.23	$16.36	$19.08	$14.43
Third	$23.95	$20.95	$18.93	$15.66
Fourth	$28.82	$21.37	$19.75	$15.95

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2009 through December 31, 2014, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group, due to the limited number of issuers in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2009, and (2) reinvestment of dividends. The total return for Reis common stock from December 31, 2009 to December 31, 2014 was a gain of approximately 331.5% versus a gain of approximately 105.9% for the Russell 2000 and a gain of approximately 105.0% for the S&P 500.

Comparison of Cumulative Five Year Total Return

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share in June 2014. In the third and fourth quarters of 2014, the Company declared and paid a quarterly cash dividend of $0.11 per common share in each of September 2014 and December 2014. Aggregate dividends paid by the Company during 2014 approximated $3,698,000. On February 2, 2015, the Company announced that it has increased the dividend payable on March 18, 2015 to $0.14 per common share. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. The Company did not declare or distribute any dividends during the years ended December 31, 2013 and 2012.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Issuer Purchases of Equity Securities

During the fourth quarter and year ended December 31, 2014, the Company did not repurchase any shares of common stock.

Authorization from the Board will be required for any stock repurchases in the future. Depending on market conditions, financial developments and other factors, amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time, without prior notice.

Other Security Information

For additional information concerning the Company’s capitalization, see Note 8 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of common stock of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2014 were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6. Selected Financial Data.

The following table presents selected financial data for the Company and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements included herein starting at page F-1. For the periods presented, this information conforms with the current financial statement presentation which segregates the assets and liabilities, as well as the operating results of the Company’s discontinued operations segment.

(amounts in thousands, except per share data)
	For the Years Ended December 31,
Consolidated Statements of Operations:	2014	2013	2012	2011	2010

Subscription revenue	$41,335	$34,721	$31,229	$27,180	$24,198
Income from continuing operations (A)	$4,616	$17,933	$8,013	$4,861	$465
Net income (loss) (A)(B)(C)	$4,047	$17,597	$(4,284)	$1,886	$668

Per share amounts – basic:
Income from continuing operations	$0.42	$1.65	$0.75	$0.46	$0.04
Net income (loss)	$0.37	$1.62	$(0.40)	$0.18	$0.06

Per share amounts – diluted:
Income from continuing operations	$0.39	$1.57	$0.73	$0.45	$0.04
Net income (loss)	$0.34	$1.54	$(0.39)	$0.17	$0.06

Cash dividends per share	$0.33	$—	$—	$—	$—

	December 31,
Consolidated Balance Sheets:	2014	2013	2012	2011	2010

Cash (D)	$17,745	$10,560	$4,961	$22,153	$20,164
Total assets	$123,888	$117,867	$98,034	$111,218	$106,688
Total debt from continuing operations (E)	$—	$—	$—	$5,691	$11,250
Deferred revenue	$22,885	$20,284	$18,230	$15,707	$15,446
Total stockholders’ equity	$96,113	$92,871	$74,557	$77,510	$74,292

	December 31,
Consolidated Statements of Cash Flows:	2014	2013	2012	2011	2010

Net cash provided by (used in):
Operating activities (D)	$14,789	$11,442	$(6,555)	$11,961	$9,665
Investing activities	$(4,203)	$(4,499)	$(4,037)	$(3,623)	$(2,647)
Financing activities	$(3,401)	$(1,344)	$(6,600)	$(6,349)	$(9,589)

(A)

The 2013, 2012 and 2011 amounts reflect a net tax benefit of $13,670, $5,427 and $4,075, respectively, in both income from continuing operations and net income (loss), primarily from the reversal of valuation allowances recorded against certain of the Company’s net operating loss carryforwards.

(B)	The 2012 net (loss) and related per share amounts reflect a net litigation charge of $11,547, which was recorded in income (loss) from discontinued operations in 2012. See “Item 3. Legal Proceedings.”
(C)

The 2011 net income and related per share amounts reflect a net litigation charge of $4,460, which was recorded in income (loss) from discontinued operations at December 31, 2011. See “Item 3. Legal Proceedings.”

(D)

The Company’s cash balance at December 31, 2012 and cash flow from operating activities was negatively impacted by the $17,000 cash settlement paid in 2012 in connection with the Gold Peak litigation. See “Item 3. Legal Proceedings.”

(E)	Reductions in total debt from continuing operations reflects repayments made in each period. The Company has no outstanding debt at December 31, 2014, 2013 and 2012.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Management Summary

The Company’s 2014 financial performance reflects management’s long-standing commitment to innovation and providing commercial real estate investors with industry leading market information and analytical tools. The continuing adoption of our products, both by new customers and within our existing customer base, is reflected in the 19.0% annual revenue growth rate recorded from 2013 to 2014. EBITDA of the Reis Services business grew 17.8% over that same period, resulting in an EBITDA margin for the Reis Services business of 40.8%. Defined terms and reconciliations to the most comparable GAAP financial measures in this Management Summary are presented elsewhere in this Item 7.

Our cash balance has grown by $7.2 million in 2014. This growth occurred while we invested approximately $3.8 million in our website and databases, and commenced a dividend program that returned approximately $3.7 million to shareholders in the last three quarters of the year. We expect to continue to generate significant cash in 2015. We will continue to prioritize growth through the introduction of new geographic markets and property types. On February 1, 2015, we launched coverage of 53 seniors housing markets, bringing our total coverage of this sector to 110 metropolitan areas. In May 2015, we will publish market reports and comparable property data on 100 student housing markets, Reis’s eighth property type. Development work is underway to launch two new property types in 2016: medical office buildings and affordable housing. We have demonstrated that we can invest prudently, grow revenues, EBITDA and our cash balance, while simultaneously rewarding our shareholders. On February 2, 2015 we announced an increase to our quarterly dividend from $0.11 per share to $0.14 per share.

Based upon several factors, including historical and anticipated report consumption, our account managers determine whether Reis and a subscriber are best served by an annual or multi-year commitment. Over the past three years, in order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. The average life of multi-year contracts signed in each of the last three years is approximately 2.2 years. There are significant benefits to adopting and expanding our program, on a selective basis, of lengthening the duration of client contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates and future revenues. From an operational perspective, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If pricing steps are built in on and after the first anniversary of a multi-year contract, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. At December 31, 2014, there are approximately 240 institutions signed to multi-year contracts, including many of our largest subscribers. The reported levels of deferred revenue and Aggregate Revenue Under Contract of $22,885,000 and $45,402,000, respectively, suggest strong financial performance during 2015. However, the effect of having such a significant segment of our subscriber base under multi-year agreements will result in annual revenue growth in 2015 that is more in line with the reported annual growth rates we generally experienced from 2010 through 2013. Moreover, the anticipated renewal of multi-year contracts signed in 2013 and 2014 is expected to result in incremental growth in the latter part of 2015 and in 2016.

Operationally, we will continue to invest in technology and build databases. Our employee headcount in the sales and operational groups will increase in 2015 and we will accelerate our marketing initiatives that were set in place in the latter part of 2014. These are sound investments that will further differentiate Reis in the world of U.S. commercial real estate market information providers. These continuing investments may cause temporary declines in our EBITDA margins in 2015, but we believe that any declines will be short term as we expect that these investments will result in additional revenue opportunities for Reis.

Please read the remainder of this Item 7 for additional detail about our critical business metrics, reconciliations of income from continuing operations to EBITDA and Adjusted EBITDA and reconciliations of deferred revenue to Aggregate Revenue Under Contract, results of operations, our liquidity and capital resources, changes in cash flows and selected significant accounting policies.

Critical Business Metrics of the Reis Services Segment

Management considers certain metrics in evaluating the performance of the Reis Services segment. These metrics are revenue, revenue growth, EBITDA (which is earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is earnings before interest, taxes, depreciation, amortization and stock based compensation) and Adjusted EBITDA margin. Other important metrics that management considers include the cash flow generation of the Reis Services business as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 7.

Following is a presentation of revenue, EBITDA and EBITDA margin for the Reis Services segment and revenue, EBITDA, Adjusted EBITDA and the related margins on a consolidated basis (excluding discontinued operations) (see below for a reconciliation of income from continuing operations to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	December 31,			Percentage
	2014	2013	Increase	Increase

Reis Services segment:
Revenue	$10,726	$9,209	$1,517	16.5%
EBITDA	$4,410	$3,788	$622	16.4%
EBITDA margin	41.1%	41.1%
Consolidated, excluding discontinued operations:
Revenue	$10,726	$9,209	$1,517	16.5%
EBITDA	$3,631	$2,832	$799	28.2%
EBITDA margin	33.9%	30.8%
Adjusted EBITDA	$3,889	$3,211	$678	21.1%
Adjusted EBITDA margin	36.3%	34.9%

	For the Three Months Ended
	December 31, 2014	September 30, 2014	Increase	Percentage Increase

Reis Services segment:
Revenue	$10,726	$10,469	$257	2.5%
EBITDA	$4,410	$4,285	$125	2.9%
EBITDA margin	41.1%	40.9%
Consolidated, excluding discontinued operations:
Revenue	$10,726	$10,469	$257	2.5%
EBITDA	$3,631	$3,236	$395	12.2%
EBITDA margin	33.9%	30.9%
Adjusted EBITDA	$3,889	$3,673	$216	5.9%
Adjusted EBITDA margin	36.3%	35.1%

	For the Years Ended
	December 31,			Percentage
	2014	2013	Increase	Increase

Reis Services segment:
Revenue	$41,335	$34,721	$6,614	19.0%
EBITDA	$16,852	$14,307	$2,545	17.8%
EBITDA margin	40.8%	41.2%
Consolidated, excluding discontinued operations:
Revenue	$41,335	$34,721	$6,614	19.0%
EBITDA	$12,760	$9,396	$3,364	35.8%
EBITDA margin	30.9%	27.1%
Adjusted EBITDA	$14,325	$11,337	$2,988	26.4%
Adjusted EBITDA margin	34.7%	32.7%

(amounts in thousands, excluding percentages)
	For the Years Ended
	December 31,			Percentage
	2013	2012	Increase	Increase

Reis Services segment:
Revenue	$34,721	$31,229	$3,492	11.2%
EBITDA	$14,307	$12,762	$1,545	12.1%
EBITDA margin	41.2%	40.9%
Consolidated, excluding discontinued operations:
Revenue	$34,721	$31,229	$3,492	11.2%
EBITDA	$9,396	$7,673	$1,723	22.5%
EBITDA margin	27.1%	24.6%
Adjusted EBITDA	$11,337	$9,968	$1,369	13.7%
Adjusted EBITDA margin	32.7%	31.9%

2014 Revenue Performance

All of the Company’s revenue is generated by the Reis Services’s segment. Reis Services’s revenue increased by approximately $1,517,000, or 16.5%, from the fourth quarter of 2013 to the fourth quarter of 2014 and $6,614,000, or 19.0%, for the year ended December 31, 2014 over the comparable 2013 annual period. The revenue increase over the corresponding prior quarterly period is the 19th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $257,000, or 2.5%, from the third quarter of 2014 to the fourth quarter of 2014. In general, these revenue increases in 2014 reflect: (1) additional new Reis SE business; (2) revenue growth from Mobiuss; and (3) revenue growth from ReisReports.

The Company’s revenue growth reflects not just a single strong quarter, but also the momentum created by sustained contract growth during 2013 and throughout 2014. The Company continues to post record bookings performance with respect to the dollar value of contracts. Fiscal 2013, as well as the fourth quarter of 2013, represented unprecedented contract signings, surpassed again by 2014’s annual and fourth quarter results. The Company was able to achieve the revenue growth rates reported above while its renewal rates have been modestly trending lower over the past few quarters. The Company’s overall renewal rates were 87% and 91% for the trailing twelve months ended December 31, 2014 and 2013, respectively (for institutional subscribers, the renewal rates were 89% and 93% for the trailing twelve months ended December 31, 2014 and 2013, respectively). The decline in the renewal rates reflects the Company’s decision to be more aggressive on renewal pricing, particularly in instances where customer usage levels are significantly greater than what was initially estimated as annual usage for that customer. The Company believes that aligning client report consumption with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is more important in the long-term, than a modest decline in the current renewal rate. Also, based upon past experience, management believes that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. Historically, the largest percentage of our contracts are executed in the fourth quarter of each year and 2014 was not an exception to that trend.

2013 Revenue Performance

Reis Services’s revenue increased by approximately $3,492,000 or 11.2% for the year ended December 31, 2013 over the comparable 2012 annual period. In general, these revenue increases reflected: (1) additional new Reis SE business; (2) revenue growth from Reis Reports; and (3) revenue from Mobiuss in the 2013 period. The Company’s overall renewal rate was 91% for the trailing twelve months ended December 31, 2013 and 2012 (for institutional subscribers, the renewal rate was 93% for the years ended December 31, 2013 and 2012).

As we disclosed in prior filings including the Company’s 2013 Annual Report filed on Form 10-K and its quarterly reports filed during 2013, revenue for the 2012 annual period included incremental revenue from one specific custom project of $569,000. Excluding this custom project from our 2012 reported revenue would have resulted, on a pro forma basis, in revenue growth of 13.2% for the 2013 annual period over the 2012 annual period (in contrast with our reported growth rate of 11.2%).

Deferred Revenue and Aggregate Revenue Under Contract

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at December 31, 2014 and 2013, respectively.

	December 31,
	2014	2013
Deferred revenue (GAAP basis)	$22,885,000	$20,284,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	22,517,000	20,046,000

Aggregate Revenue Under Contract	$45,402,000	$40,330,000

(A)

Amounts are billable subsequent to December 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at December 31, 2014 was approximately $30,516,000 related to amounts under contract for the forward twelve month period through December 31, 2015. The remainder reflects amounts under contract beyond December 31, 2015. The forward twelve month Aggregate Revenue Under Contract amount is approximately 74% of revenue on a trailing twelve month basis at December 31, 2014. For comparison purposes, at December 31, 2013 and 2012, the forward twelve month Aggregate Revenue Under Contract was $27,338,000 and $23,947,000, respectively, and as a percentage of that year’s revenue was approximately 79% and 77%, respectively.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The then record new business and contract signings in 2013, exceeded by the historic level of new business contracted in 2014 and the increased number of multi-year contracts signed in 2014, has had a significant positive impact on our reported amounts of deferred revenue and Aggregate Revenue Under Contract at December 31, 2014.

2014 Reis Services EBITDA Performance

Reis Services’s EBITDA for the three months ended December 31, 2014 was $4,410,000, an increase of $622,000, or 16.4%, over the fourth quarter 2013 amount. The Reis Services EBITDA increase over the corresponding prior quarterly period is the 17th consecutive quarterly increase in Reis Services EBITDA over the prior year’s quarter. For the year ended December 31, 2014, Reis Services EBITDA was $16,852,000, an increase of $2,545,000, or 17.8%, over the comparable 2013 period. On a consecutive quarter basis, Reis Services EBITDA increased $125,000, or 2.9%, from the third quarter of 2014 to the fourth quarter of 2014. These increases were primarily derived from the increases in revenue, as described above. Operating expenses also continued to grow, the net effect of which resulted in the Reis Services EBITDA margins of 41.1% and 40.8% for the three months and year ended December 31, 2014, respectively, consistent with the reported Reis Services EBITDA margins of 41.1% and 41.2% in the 2013 comparable periods.

Investment in our business remains a priority. This includes the development of new products and functionality, introducing new, or expanding existing databases, adding resources to grow our customer base and generate more revenue. Separately, as Reis’s business continues to grow, we are devoting additional resources to expand our sales pipeline through marketing efforts and sales force expansion. The expectation for spending in 2015 may result in margins for future quarters being at or below the approximate 41% Reis Services EBITDA margin we reported for the year ended December 31, 2014.

2013 Reis Services EBITDA Performance

Reis Services’s EBITDA increased $1,545,000, or 12.1%, in the year ended December 31, 2013 over the comparable 2012 annual period. This increase was primarily derived from the corresponding increase in 2013 revenue, as described above. Operating expenses also continued to grow, but at a pace which resulted in the Reis Services EBITDA margins being maintained at 41.2% and 40.9% for the years ended December 31, 2013 and 2012, respectively. Reis Services EBITDA in the annual 2012 period was similarly impacted from the aforementioned incremental custom work. Excluding only that incremental custom revenue from our reported 2012 Reis Services EBITDA would result, on a pro forma basis, in Reis Services EBITDA growth of 17.3% for the 2013 annual period over the 2012 annual period (in contrast with our reported growth rate of 12.1%).

Reconciliations of Income from Continuing Operations to EBITDA and Adjusted EBITDA

We define EBITDA as earnings (income (loss) from continuing operations) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate supplemental financial measures to be considered in addition to the reported GAAP basis financial information which may assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. EBITDA and Adjusted EBITDA are presented both for the Reis Services segment and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and for making assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services segment. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2014	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,524
Income tax expense			768

Income (loss) before income taxes and discontinued operations	$3,073	$(781)	2,292
Add back:
Depreciation and amortization expense	1,315	2	1,317
Interest expense (income), net	22	—	22

EBITDA	4,410	(779)	3,631
Add back:
Stock based compensation expense, net	—	258	258

Adjusted EBITDA	$4,410	$(521)	$3,889

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.1%		36.3%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2014	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$4,616
Income tax expense			2,842

Income (loss) before income taxes and discontinued operations	$11,559	$(4,101)	7,458
Add back:
Depreciation and amortization expense	5,202	9	5,211
Interest expense (income), net	91	—	91

EBITDA	16,852	(4,092)	12,760
Add back:
Stock based compensation expense, net	—	1,565	1,565

Adjusted EBITDA	$16,852	$(2,527)	$14,325

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.8%		34.7%

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2013	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$16,304
Income tax (benefit)			(14,751)

Income (loss) before income taxes and discontinued operations	$2,511	$(958)	1,553
Add back:
Depreciation and amortization expense	1,251	2	1,253
Interest expense (income), net	26	—	26

EBITDA	3,788	(956)	2,832
Add back:
Stock based compensation expense, net	—	379	379

Adjusted EBITDA	$3,788	$(577)	$3,211

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.1%		34.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2013	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$17,933
Income tax (benefit)			(13,670)

Income (loss) before income taxes and discontinued operations	$9,183	$(4,920)	4,263
Add back:
Depreciation and amortization expense	5,021	9	5,030
Interest expense (income), net	103	—	103

EBITDA	14,307	(4,911)	9,396
Add back:
Stock based compensation expense, net	—	1,941	1,941

Adjusted EBITDA	$14,307	$(2,970)	$11,337

Adjusted EBITDA margin – Reis Services and consolidated (B)	41.2%		32.7%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2012	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$8,013
Income tax (benefit)			(5,427)

Income (loss) before income taxes and discontinued operations	$7,683	$(5,097)	2,586
Add back:
Depreciation and amortization expense	4,974	9	4,983
Interest expense (income), net	105	(1)	104

EBITDA	12,762	(5,089)	7,673
Add back:
Stock based compensation expense, net	—	2,295	2,295

Adjusted EBITDA	$12,762	$(2,794)	$9,968

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		31.9%

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,130
Income tax expense			743

Income (loss) before income taxes and discontinued operations	$2,924	$(1,051)	1,873
Add back:
Depreciation and amortization expense	1,339	2	1,341
Interest expense (income), net	22	—	22

EBITDA	4,285	(1,049)	3,236
Add back:
Stock based compensation expense, net	—	437	437

Adjusted EBITDA	$4,285	$(612)	$3,673

Adjusted EBITDA margin – Reis Services and consolidated (B)	40.9%		35.1%

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

Results of Operations

Comparison of the Results of Operations for the Year Ended December 31, 2014 and 2013

Subscription revenues and related cost of sales were approximately $41,335,000 and $8,037,000 respectively, for the year ended December 31, 2014, which resulted in a gross profit for the Reis Services segment of approximately $33,298,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,780,000 during this period. Subscription revenues and related cost of sales were approximately $34,721,000 and $6,974,000, respectively, for the year ended December 31, 2013, resulting in a gross profit for the Reis Services segment of approximately $27,747,000. Amortization expense included in cost of sales was approximately $1,547,000 during this period. See “— Critical Business Metrics of the Reis Services Segment” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $1,063,000 resulted from greater employment related costs, specifically from hiring during 2013 and 2014, coupled with compensation increases and higher benefit costs than in the 2013 period of $830,000, and a $233,000 increase in amortization expense for database costs as a result of the addition of a new property type in 2014 (seniors housing).

Sales and marketing expenses were approximately $10,235,000 and $8,350,000 for the years ended December 31, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $962,000 and $973,000 during the years ended December 31, 2014 and 2013, respectively. The increase in sales and marketing expenses between the two periods of approximately $1,885,000 resulted from greater employment related costs from hiring during 2013 and 2014 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2013 period.

Product development expenses were approximately $3,473,000 and $3,122,000 for the years ended December 31, 2014 and 2013, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,784,000 and $1,875,000 during the years ended December 31, 2014 and 2013, respectively. Product development costs increased $351,000, primarily due to increased employment related costs from hiring during 2013, coupled with compensation increases and higher benefit costs than in the 2013 period of $442,000, offset by a net $91,000 decrease in amortization expense for website costs due to the completion of amortization in the first half of 2013 related to significant prior year product releases (including the 2010 introduction of ReisReports and monthly publication of data).

General and administrative expenses of approximately $12,040,000 for the year ended December 31, 2014 included current period expenses of approximately $9,789,000, depreciation and amortization expense of approximately $686,000 for lease value and furniture, fixtures and equipment, and approximately $1,565,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,702,000, offset by a compensation benefit of approximately $137,000 related to the liability for option cancellations due to the final settlement in 2014 of the remaining 17,724 options accounted for in this manner. General and administrative expenses of approximately $11,909,000 for the year ended December 31, 2013 included current period expenses of approximately $9,333,000, depreciation and amortization expense of approximately $635,000 for lease value and furniture, fixtures and equipment, and approximately $1,941,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,859,000 and by an approximate $82,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $19.23 per share at December 31, 2013. Excluding the non-cash expenses, the net increase in general and administrative expenses of $456,000 was primarily a result of increased employment related costs, additional rent expense and increased professional fees, partially offset by a reduction in public company segment related costs from 2013 to 2014.

Interest expense of $113,000 during the years ended December 31, 2014 and 2013 was comprised of unused facility fees and deferred financing cost amortization on the Revolver, which the Company obtained in October 2012 and as more fully described in “— Debt” in this Item 7. There was no outstanding balance on the Revolver during 2014 or 2013.

The aggregate income tax expense applicable to continuing operations was $2,842,000 during the year ended December 31, 2014, which reflected current state and local tax expense of $302,000, current Federal alternative minimum tax (“AMT”) of $110,000 and a deferred Federal provision of $2,434,000, offset by a deferred state and local tax benefit of $4,000. During the year ended December 31, 2013, the net income tax benefit from continuing operations of $13,670,000 included the aggregate deferred Federal, Federal AMT, state and local income tax benefit of $15,217,000 as a result of the release of the remaining valuation allowance against the Company’s deferred tax assets, offset by a current state and local tax provision of $164,000, current Federal AMT of $53,000, and deferred Federal, Federal AMT, state and local tax expenses aggregating $1,330,000.

The loss from discontinued operations was $(569,000) for the year ended December 31, 2014 and primarily reflected legal and professional fees of $977,000 in connection with our recovery efforts (related to the 2012 Gold Peak settlement of $17,000,000), offset by $26,000 of recoveries during the period and an income tax benefit of $382,000. The loss from discontinued operations was $(336,000) for the year ended December 31, 2013 and primarily reflected $646,000 of legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during the period and an income tax benefit of $230,000.

Comparison of the Results of Operations for the Years Ended December 31, 2013 and 2012

Subscription revenues and related cost of sales were approximately $34,721,000 and $6,974,000, respectively, for the year ended December 31, 2013, which resulted in a gross profit for the Reis Services segment of approximately $27,747,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,547,000 during this period. Subscription revenues and related cost of sales were approximately $31,229,000 and $6,617,000, respectively, for the year ended December 31, 2012, which resulted in a gross profit for the Reis Services segment of approximately $24,612,000. Amortization expense included in cost of sales was approximately $1,907,000 during this period. See “— Critical Business Metrics of the Reis Services Segment” in this Item 7 for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $357,000 resulted from greater employment related costs, specifically from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs than in the 2012 period, offset by a reduction in amortization expense of $360,000 from the Merger related purchase price allocations for the database intangible asset becoming fully amortized in the second quarter of 2012.

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

Product development expenses were approximately $3,122,000 and $2,485,000 for the years ended December 31, 2013 and 2012, respectively, and solely represent costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,875,000 and $1,436,000 during the years ended December 31, 2013 and 2012, respectively. Product development costs increased $637,000 due to a $439,000 increase in amortization expense for website costs capitalized and amortization expense which commenced in the period for significant product introductions and improvements during 2012 and in May 2013, with the remainder from increased employment related costs from hiring during 2012 and 2013, coupled with compensation increases and higher benefit costs than in the 2012 period.

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

During the year ended December 31, 2013, the net income tax benefit from continuing operations of $13,670,000 included the aggregate deferred Federal, Federal AMT, state and local income tax benefit of $15,217,000 as a result of the release of the remaining valuation allowance against the Company’s deferred tax assets, offset by a current state and local tax provision of $164,000, current Federal AMT of $53,000, deferred Federal, Federal AMT, state and local tax expenses aggregating $1,330,000. During the year ended December 31, 2012, the net income tax benefit from continuing operations of $5,427,000 included the aggregate deferred Federal, state and local income tax benefit of $5,614,000 as a result of the partial release of the valuation allowance against certain deferred tax assets, offset by current state and local tax expense of $187,000 arising from the changes in that year of the Company’s treatment of NOLs reflected on certain state and local tax returns. In the fourth quarters of 2013 and 2012, the Company reduced the valuation allowance recorded against a portion of its NOL carryforwards. The decisions to reduce the valuation allowance in each period were made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized.

The loss from discontinued operations was $(336,000) for the year ended December 31, 2013 and primarily reflected $646,000 of legal and professional fees in connection with our recovery efforts related to the Gold Peak settlement, offset by $80,000 of recoveries during that period and an income tax benefit of $230,000. The loss from discontinued operations of $(12,297,000) for the year ended December 31, 2012 primarily was comprised of a net charge of $12,260,000 related to the June 2012 settlement of the Gold Peak litigation for $17,000,000, plus other professional fees and expenses of $750,000, offset by $713,000 of recoveries in December 2012.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,437,000 and $23,789,000 at December 31, 2014 and 2013, respectively, of which $3,798,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $18,639,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company has Federal NOL carryforwards aggregating approximately $61,165,000 at December 31, 2014, as well as significant state and local NOL carryforwards. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $20,317,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. Because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. A 2014 New York State law and the anticipated conforming changes to the New York City law limits the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, as discussed in Note 10 to the Company’s consolidated financial statements.

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

The next NOL expiration for the Company is in 2018 for approximately $252,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2014 is approximately $1,723,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at either December 31, 2014 or 2013. Management determined that a valuation allowance of approximately $15,217,000 was necessary at December 31, 2012. The allowance at December 31, 2012 related primarily to NOL carryforwards and AMT credits. The decrease in the allowance in 2012 was primarily attributable to the $5,614,000 increase in deferred tax assets expected to be realized in the years subsequent to December 31, 2012, offset in part by the litigation settlement payments made in 2012, net of recoveries, which resulted in an increase to the 2012 NOL.

As part of its assessment to reduce the valuation allowance and reflect deferred tax assets on the consolidated balance sheet in each of the years ended December 31, 2013 and 2012, management considered many factors, including: the completion of sales of assets in its discontinued operations segment in 2011; the trend of pre-tax income from both continuing operations and income before taxes, on a consolidated basis (without consideration of discontinued operations reporting); and the predictability of future pre-tax income. The Company considered the predictability of future pre-tax income for the next five years in its 2012 and 2013 assessments. Based upon these factors, and consideration of uncertainties that could affect the ultimate usability of the deferred tax assets, management concluded to record an aggregate deferred tax asset of $23,789,000 and $9,622,000 at December 31, 2013 and 2012, respectively, with no valuation allowance at December 31, 2013. For the 2012 assessment, management was unable to conclude that all of its deferred tax assets would be realized, and therefore maintained a valuation allowance of approximately $15,217,000 at December 31, 2012. The Company performed a similar assessment in 2014 and concluded that a valuation allowance was not required at December 31, 2014. In order to be able to realize the deferred tax assets in the future, the Company considered its historic trend in revenue and EBITDA growth rates, the expected level of future amortization and depreciation expense and the expectation that there should be minimal financial impact from the discontinued operations. If revenue and EBITDA growth is not achieved to the extent expected, or at all, if EBITDA margins materially decline, or if material losses occur as a result of our discontinued operations, the ability to fully utilize these assets in future years could be negatively affected. There is no expectation of future taxable income being derived from a source other than ordinary and recurring operations of the Company’s business to be able to utilize deferred tax assets.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $105,000 and $62,000 at December 31, 2014 and 2013, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded an additional provision, including interest, of $43,000 and $51,000 in 2014 and 2013, respectively.

For additional information related to income taxes, see Note 7 to the Company’s consolidated financial statements.

Debt

The Company had no debt outstanding at December 31, 2014 and 2013.

Revolver

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility, which we refer to as the Revolver. The Revolver has a three year term which is set to expire on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at December 31, 2014 and 2013. No borrowings were made on the Revolver during the years ended December 31, 2014 , 2013 or 2012.

During 2015, the Company may consider, based on market conditions and business needs, refinancing or otherwise amending or replacing the Revolver, though there can be no assurance that the Company will do so, or be able to do so on terms acceptable to the Company.

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

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $17,745,000 at December 31, 2014, an increase of $7,185,000 over the December 31, 2013 balance of approximately $10,560,000. The Company was able to increase its cash position in 2014 by 68% while meeting all of its operational costs and obligations, making investments in its websites and databases and paying an aggregate dividend of approximately $3,698,000 in 2014.

Our cash balance decreased significantly during the year ended December 31, 2012 from the $17,000,000 settlement of the Gold Peak litigation and the repayment of approximately $5,691,000 of outstanding debt. Cash generation of the Reis Services business in 2013 and 2014 has been solely responsible for the replenishment of our cash balance. In addition to the cash generation of the Reis Services business, in October 2012, the Company obtained the three year $10,000,000 Revolver to provide working capital flexibility; no borrowings have been made on the Revolver since it was obtained. Separately, the Company is seeking recovery under all available insurance policies, and is pursuing appropriate additional actions against other potentially responsible parties related to Gold Peak. To date, these efforts have resulted in the recovery of approximately $819,000 of cash through December 31, 2014. There can be no assurance that the Company will recover any additional amounts in the short or long-term from these efforts.

At December 31, 2014, the Company’s short-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver or a replacement facility, and/or proceeds from the sale of Reis stock. During 2015, the Company may consider, based on market conditions and business needs, refinancing or otherwise amending or replacing the Revolver, though there can be no assurance we will do so, or be able to do so on terms acceptable to us. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use over many years against future Federal, state and local taxable income, if any. Tax payments related to 2015 are expected to be for alternate state and local taxes and Federal AMT, but generally not for Federal, state or local taxes on income. In 2015 and thereafter, as a result of the new tax law enacted in New York State in March 2014, the use of certain NOLs for New York State purposes will be subject to an annual limitation and, therefore, any taxes in excess of the limitation will need to be paid in those periods.

The Company’s long-term liquidity requirements, beyond 2015, may include: future operating and capitalizable costs, including accounts payable and other accrued expenses; long-term product development and enhancements of the websites and databases, either through building with Company resources or through acquisitions; operating leases and other capital expenditures; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the possible payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under a replacement revolving credit facility, and/or proceeds from the sale of Reis stock. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, both related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use beyond the next few years against future Federal, state and local taxable income, if any. Tax payments related to 2015 and beyond are expected to be for alternative state and local taxes and Federal AMT, but generally not for Federal, state or local taxes on income. In 2015 and thereafter, as a result of the new tax law enacted in New York State in March 2014, the use of certain NOLs for New York State purposes will be subject to an annual limitation and, therefore, any taxes in excess of the limitation will need to be paid in those periods.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2015 or thereafter.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2014:

(amounts in thousands)	Payments Due
	For the Years Ending December 31,
Contractual Obligations	2015	2016 and 2017	2018 and 2019	Thereafter	Aggregate
Principal and interest payments for the Revolver (A)	$19	$—	$—	$—	$19
Future contractual minimum operating lease payments (B)	1,896	1,709	386	—	3,991

Total contractual obligations	$1,915	$1,709	$386	$—	$4,010

(A)	Includes unused facility fees for 2015.
(B)	For additional information related to the Company’s operating leases, see Item 2. Properties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet liabilities or obligations which are required to be disclosed by the SEC’s rules and regulations.

Discontinued Operations Impact on Liquidity

Cash flows from discontinued operations during the years ended December 31, 2014, 2013 and 2012 were included in the consolidated statements of cash flows in the operating activities section in accordance with the applicable accounting literature. Cash flows used in discontinued operations during 2014 was a net outflow of approximately $989,000, including $1,015,000 of cash used for legal and professional fees incurred as part of our cash recovery efforts from insurance companies and other potentially responsible parties, offset by $26,000 of recoveries. Cash flows used in discontinued operations during 2013 was a net outflow of approximately $673,000, including $753,000 of cash used for legal and professional fees, offset by $80,000 of recoveries. Cash flows during 2012 primarily were comprised of the $17,000,000 of settlement payments, plus legal costs paid, offset by $713,000 of recoveries. Future cash flows from discontinued operations will be solely comprised of expenditures incurred as part of our cash recovery efforts from insurance companies and other potentially responsible parties and, to the extent that we are successful in these efforts, cash inflows from any future recoveries; however, there can be no assurance that the Company will recover any amounts in the short or long-term.

For additional information pertaining to our discontinued operations, see Note 3 and Note 10 to the Company’s consolidated financial statements for additional information pertaining to the Gold Peak litigation.

Other Items Impacting Liquidity

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share in June 2014. In the third and fourth quarters of 2014, the Company declared and paid a quarterly cash dividend of $0.11 per common share in each of September 2014 and December 2014. Aggregate dividends paid by the Company during 2014 approximated $3,698,000. On February 2, 2015, the Company announced that it has increased the dividend payable on March 18, 2015 to $0.14 per common share. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. The Company did not declare or distribute any dividends during the years ended December 31, 2013 and 2012.

Stock Plans and Options Accounted for as Liability Awards

The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company’s directors, officers and employees by having the ability to issue options, restricted stock units (or “RSUs”), or stock awards. Awards granted under the Company’s incentive plans expire ten years from the date of grant and vest over periods ranging generally from three to five years for employees.

Certain outstanding options had allowed the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount, if any, by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounted for these options as liability awards. The liability was adjusted at the end of each reporting period to reflect: (1) the net cash payments to option holders made during each period; (2) the impact of the exercise and expiration of options; and (3) the changes in the market price of the Company’s common stock. Changes in the settlement value of option awards treated under the liability method were reflected as an increase to, or a reduction of, expense in the consolidated statements of operations.

At December 31, 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment. At December 31, 2013, the liability for option cancellations was approximately $268,000 based upon the difference in the closing stock price of the Company’s common stock at December 31, 2013 of $19.23 per share and the individual exercise prices of the outstanding 17,724 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded a compensation benefit of approximately $137,000 for the year ended December 31, 2014 and compensation expense of approximately $82,000 and $114,000 for the years ended December 31, 2013 and 2012, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2014, 2013 and 2012, a total of 8,862 options were settled with net cash payments aggregating approximately $132,000, $110,000 and $58,000, respectively.

For additional information related to stock plans and other incentives, see Note 9 to the Company’s consolidated financial statements.

Changes in Cash Flows

Cash flows for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	For the Years Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$14,788,857	$11,441,800	$(6,554,862)
Cash (used in) investing activities	(4,203,063)	(4,498,923)	(4,036,929)
Net cash (used in) financing activities	(3,400,616)	(1,343,828)	(6,600,161)

Net increase (decrease) in cash and cash equivalents	$7,185,178	$5,599,049	$(17,191,952)

Comparison of Cash Flows for the Years Ended December 31, 2014 and 2013

Net cash provided by operating activities increased $3,347,000 from $11,442,000 provided in the 2013 period to $14,789,000 provided in the 2014 period. This increase was the result of an increase in operating cash flow of $2,974,000 from the Reis Services segment due to growth in revenue and Reis Services EBITDA.

Cash used in investing activities decreased $296,000 from $4,499,000 used in the 2013 period to $4,203,000 used in the 2014 period. This change resulted from a $67,000 decrease in furniture, fixtures and equipment purchases as the 2013 period included spending in connection with additional office space leased in 2013, coupled with a $229,000 decrease of cash used in the 2014 period as compared to the 2013 period for website and database development costs for continuing product development and enhancement initiatives.

Net cash used in financing activities was $3,401,000 and $1,344,000 in the 2014 and 2013 periods, respectively. In the 2014 period, this amount includes approximately $3,698,000 for dividends declared and paid in the second, third and fourth quarters of 2014 and $132,000 for option cancellation payments, offset by proceeds received from employees for option exercises in 2014 aggregating $429,000. In the 2013 period, cash used in financing activities was for option cancellation payments of $110,000 and restricted stock unit settlements of $1,280,000, offset by proceeds received from option exercises in 2013 of $46,000.

Comparison of Cash Flows for the Years Ended December 31, 2013 and 2012

Net cash provided by operating activities increased $17,997,000 from $6,555,000 used in the 2012 period to $11,442,000 provided in the 2013 period. This increase was primarily the result of the one-time use of cash in 2012 for the Gold Peak settlement payments aggregating $17,000,000. In addition, the improvement also included increased operating cash flow from the Reis Services segment of $2,533,000 from $13,109,000 provided in the 2012 period to $15,642,000 provided in the 2013 period due to growth in revenue and EBITDA and the timing of accounts receivable collections. Cash flows from discontinued operations in future periods will include any additional legal costs in connection with recovery efforts against potentially responsible third parties and/or co-defendants in the lawsuit. Although the Company recovered $80,000 and $713,000 in 2013 and 2012, respectively, there is no assurance that the Company will be successful in any additional recovery efforts.

Cash used in investing activities increased $462,000 from $4,037,000 used in the 2012 period to $4,499,000 used in the 2013 period. This change resulted from an increase of cash used in the 2013 period as compared to the 2012 period for website and database development costs for continuing product development and enhancement initiatives, as well as cash used for furniture, fixture and equipment purchases in 2013 for the additional office space we have leased to house our growing employee base.

Net cash used in financing activities decreased $5,256,000 from $6,600,000 used in the 2012 period to $1,344,000 used in the 2013 period. During the 2012 period, the Company’s remaining debt of $5,691,000 was completely repaid; whereas in the 2013 period no debt was incurred and no payments were made. Payments for restricted stock unit settlements were approximately $1,390,000 and $909,000 in the 2013 and 2012 periods, respectively; the increase of $481,000 is due to the higher average price of our common stock in 2013 than in 2012. Proceeds received from option exercises in 2013 were $46,000, with no such proceeds from exercises in the 2012 period.

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

Discontinued Operations

In April 2011, the Company determined that all operational and litigation related activities associated with the prior ownership and development of residential real estate, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that these operations and cash flows can be clearly distinguished, the operating results of the discontinued segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

Intangible Assets, Amortization and Impairment

Website Development Costs

The Company expenses all internet website costs incurred during the preliminary project stage. Thereafter, all direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. The value ascribed to the website intangible asset acquired at the time of the Merger was amortized on a straight-line basis over three years, and during 2010, this ascribed value was fully amortized. Amortization of all capitalized website development costs is charged to product development expense.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as EBITDA multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company utilized the qualitative assessment for its 2014, 2013 and 2012 evaluations. There was no goodwill impairment identified in 2014, 2013 or 2012.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2014, 2013 or 2012.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Mobiuss in 2014 and 2013 represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of the database intangible asset.

Interest revenue is recorded on an accrual basis.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting basis and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations. In 2013 and 2012, the Company made determinations that reduced the valuation allowance in each of those periods (as discussed elsewhere in this Item 7), which had a significant positive impact on income from continuing operations and net income for the years ended December 31, 2013 and 2012. There was no valuation allowance with respect to deferred income taxes at December 31, 2014 and 2013.

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

At December 31, 2014 and 2013, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. Throughout 2014 and 2013, the Company did not have any interest rate caps. No debt was outstanding at December 31, 2014 and 2013. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based upon this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting is effective in accordance with those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

M. Christian Mitchell	60	Chairman of the Board and Director**
Lloyd Lynford	59	Chief Executive Officer, President and Director***
Jonathan Garfield	58	Executive Vice President and Director*
Mark P. Cantaluppi	44	Vice President, Chief Financial Officer
William Sander	47	Chief Operating Officer and President, Reis Services
Thomas J. Clarke Jr.	58	Director**
Byron C. Vielehr	51	Director*

* Term expires during 2015.
** Term expires during 2016.
*** Term expires during 2017.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2015 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)    (1) Financial Statements

Consolidated Balance Sheets at December 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

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
10.10

Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*

10.11

Indemnification Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*

10.12

Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*

10.13

Indemnification Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013). *

10.14

Employment Agreement effective July 1, 2013, between Reis Services, LLC and William Sander (with Reis, Inc. a party thereto for limited purposes) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*

10.15

Employment Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013).*

10.16

Form of Employee Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-12917), filed on August 4, 2011 (File No. 1-12917)).*

10.17

Form of Director Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12917)).*

14.1

Reis, Inc. Code of Business Conduct and Ethics for Directors, Senior Financial Officers, Other Officers and All Other Employees (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 1-12917)).

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

Dated: March 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford	Chief Executive Officer, President and Director	March 5, 2015
Lloyd Lynford	(Principal Executive Officer)

/s/ Mark P. Cantaluppi	Vice President, Chief Financial Officer	March 5, 2015
Mark P. Cantaluppi	(Principal Financial and Accounting Officer)

/s/ M. Christian Mitchell	Chairman of the Board and Director	March 5, 2015
M. Christian Mitchell

/s/ Thomas J. Clarke Jr.	Director	March 5, 2015
Thomas J. Clarke Jr.

/s/ Jonathan Garfield	Director	March 5, 2015
Jonathan Garfield

/s/ Byron C. Vielehr	Director	March 5, 2015
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Reis, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited Reis, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 5, 2015

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$17,745,077	$10,559,899
Restricted cash and investments	212,625	216,702
Accounts receivable, net	12,627,063	11,386,584
Prepaid and other assets	4,164,320	2,787,909
Assets attributable to discontinued operations	3,500	8,500

Total current assets	34,752,585	24,959,594
Furniture, fixtures and equipment, net of accumulated depreciation of $2,158,647 and $1,905,933, respectively	850,866	853,377
Intangible assets, net of accumulated amortization of $33,589,746 and $28,764,189, respectively	14,681,410	15,687,117
Deferred tax asset, non-current portion, net	18,638,737	21,316,520
Goodwill	54,824,648	54,824,648
Other assets	139,797	225,528

Total assets	$123,888,043	$117,866,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	4,170,687	3,578,227
Liability for option cancellations	—	268,341
Deferred revenue	22,885,287	20,284,178
Liabilities attributable to discontinued operations	299,025	342,138

Total current liabilities	27,354,999	24,472,884
Other long-term liabilities	419,638	522,941

Total liabilities	27,774,637	24,995,825

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,156,571 and 10,916,441 shares issued and outstanding, respectively	223,131	218,328
Additional paid in capital	105,605,803	102,717,693
Retained earnings (deficit)	(9,715,528)	(10,065,062)

Total stockholders’ equity	96,113,406	92,870,959

Total liabilities and stockholders’ equity	$123,888,043	$117,866,784

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2014	2013	2012

Subscription revenue	$41,335,155	$34,721,088	$31,228,644
Cost of sales of subscription revenue	8,037,019	6,973,772	6,616,931

Gross profit	33,298,136	27,747,316	24,611,713

Operating expenses:
Sales and marketing	10,235,349	8,349,544	7,643,303
Product development	3,472,875	3,121,729	2,485,168
General and administrative expenses	12,040,343	11,909,462	11,793,441

Total operating expenses	25,748,567	23,380,735	21,921,912

Other income (expenses):
Interest and other income	22,016	9,981	51,972
Interest expense	(113,200)	(113,200)	(155,443)

Total other income (expenses)	(91,184)	(103,219)	(103,471)

Income before income taxes and discontinued operations	7,458,385	4,263,362	2,586,330
Income tax expense (benefit)	2,842,000	(13,670,069)	(5,427,000)

Income from continuing operations	4,616,385	17,933,431	8,013,330
(Loss) from discontinued operations, net of income tax benefit of $(382,000), $(230,000) and $—, respectively	(569,263)	(336,489)	(12,296,912)

Net income (loss)	$4,047,122	$17,596,942	$(4,283,582)

Per share amounts – basic:
Income from continuing operations	$0.42	$1.65	$0.75

Net income (loss)	$0.37	$1.62	$(0.40)

Per share amounts – diluted:
Income from continuing operations	$0.39	$1.57	$0.73

Net income (loss)	$0.34	$1.54	$(0.39)

Weighted average number of common shares outstanding:
Basic	11,086,690	10,884,533	10,685,333

Diluted	11,593,079	11,396,559	11,034,082

Dividends declared per common share	$0.33	$—	$—

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

				Retained Earnings (Deficit)	Total Stockholders’ Equity
	Common Shares		Paid in Capital
	Shares	Amount
Balance, January 1, 2012	10,570,891	$211,417	$100,677,336	$(23,378,422)	$77,510,331

Shares issued for vested employees restricted stock units	133,518	2,671	(2,671)	—	—
Shares issued for settlement of vested director restricted stock units	72,410	1,448	(1,448)	—	—
Shares issued for option exercises	5,824	116	(116)	—	—
Stock based compensation, net	—	—	1,329,871	—	1,329,871
Net (loss)	—	—	—	(4,283,582)	(4,283,582)

Balance, December 31, 2012	10,782,643	215,652	102,002,972	(27,662,004)	74,556,620

Shares issued for vested employee restricted stock units	124,936	2,499	(2,499)	—	—
Shares issued for option exercises	8,862	177	46,260	—	46,437
Stock based compensation, net	—	—	670,960	—	670,960
Net income	—	—	—	17,596,942	17,596,942

Balance, December 31, 2013	10,916,441	218,328	102,717,693	(10,065,062)	92,870,959

Shares issued for vested employees restricted stock units	144,660	2,894	(2,894)	—	—
Shares issued for settlement of vested director restricted stock units	40,564	811	(811)	—	—
Shares issued for option exercises	54,906	1,098	427,652	—	428,750
Stock based compensation, net	—	—	2,464,163	—	2,464,163
Dividends	—	—	—	(3,697,588)	(3,697,588)
Net income	—	—	—	4,047,122	4,047,122

Balance, December 31, 2014	11,156,571	$223,131	$105,605,803	$(9,715,528)	$96,113,406

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,047,122	$17,596,942	$(4,283,582)
Adjustments to reconcile to net cash provided by (used in) operating activities:
Deferred tax provision (benefit)	2,113,783	(13,900,069)	(5,427,000)
Depreciation	382,829	332,576	354,953
Amortization of intangible assets	4,828,452	4,696,939	4,629,394
Stock based compensation charges	1,702,163	1,859,336	2,181,135
Changes in assets and liabilities:
Restricted cash and investments	4,077	(577)	(720)
Accounts receivable, net	(1,240,479)	(692,383)	(2,096,737)
Prepaid and other assets	40,320	95,149	2,755,777
Accrued expenses and other liabilities	446,044	(681,666)	(7,305,528)
Liability for option cancellations	(136,563)	81,707	113,965
Deferred revenue	2,601,109	2,053,846	2,523,481

Net cash provided by (used in) operating activities	14,788,857	11,441,800	(6,554,862)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(3,822,745)	(4,051,460)	(3,806,795)
Furniture, fixtures and equipment additions	(380,318)	(447,463)	(230,134)

Cash (used in) investing activities	(4,203,063)	(4,498,923)	(4,036,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	—	(5,690,940)
Dividends	(3,697,588)	—	—
Payments for option cancellations and restricted stock units	(131,778)	(1,390,265)	(909,221)
Proceeds from option exercises	428,750	46,437	—

Net cash (used in) financing activities	(3,400,616)	(1,343,828)	(6,600,161)

Net increase (decrease) in cash and cash equivalents	7,185,178	5,599,049	(17,191,952)
Cash and cash equivalents, beginning of year	10,559,899	4,960,850	22,152,802

Cash and cash equivalents, end of year	$17,745,077	$10,559,899	$4,960,850

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$25,347	$24,236	$42,008

Cash paid during the year for income taxes, net of refunds	$229,982	$723,228	$77,856

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of fully depreciated furniture, fixtures and equipment	$130,115	$254,842	$82,776

Disposal of fully depreciated website costs	$2,895

Shares issued for vested employee restricted stock units	$2,894	$2,499	$2,671

Shares issued for settlement of vested director restricted stock units	$811		$1,448

Exercise of stock options through the receipt of tendered shares	$36,246		$39,524

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; and Mobiuss Portfolio CRE, or Mobiuss, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Discontinued Operations – Residential Development Activities

Prior to May 2007, the name of the Company was Wellsford Real Properties, Inc. (“Wellsford”). Wellsford, which was originally formed on January 8, 1997, acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining residential units and homes at its projects or divested of the remaining residential projects in bulk sales by April 2011. In 2012, the Company settled construction defect litigation at its Colorado project.

See Note 3 and Note 10 for additional information regarding the Company’s segments and the aforementioned litigation.

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

Discontinued Operations

In April 2011, the Company determined that all operational and litigation related activities associated with the prior ownership and development of residential real estate, including certain general and administrative costs that supported that segment’s operations, should be presented as a discontinued operation. As a result of this determination and the fact that these operations and cash flows can be clearly distinguished, the operating results of the discontinued segment and related general and administrative costs are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented.

Variable Interests

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”). The Company performs this analysis on an ongoing basis, or as circumstances change. The Company does not have any VIEs in the years ended December 31, 2014, 2013 and 2012.

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

Furniture, Fixtures and Equipment

The Company capitalizes costs for the purchase of furniture, fixtures and equipment that have an expected useful life beyond one year. Depreciation expense is calculated on a straight-line basis over the determined useful life of the asset, generally three to ten years. Depreciation expense was approximately $383,000, $333,000 and $355,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

Intangible Assets, Amortization and Impairment

Website Development Costs

The Company expenses all internet website costs incurred during the preliminary project stage. Thereafter, all direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. The value ascribed to the website intangible asset acquired at the time of the Merger was amortized on a straight-line basis over three years, and during 2010, this ascribed value was fully amortized. Amortization of all capitalized website development costs is charged to product development expense.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company utilized the qualitative assessment for its 2014, 2013 and 2012 evaluations. There was no goodwill impairment identified in 2014, 2013 or 2012.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2014, 2013 or 2012.

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

During the years ended December 31, 2014, 2013, and 2012, the Company had no assets or liabilities valued using the valuation hierarchy.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Mobiuss in 2014 and 2013 represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenues from ad-hoc and custom reports or projects are recognized as completed and delivered to the customers, provided that no significant Company obligations remain. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of the database intangible asset.

Interest revenue is recorded on an accrual basis.

Share Based Compensation

Equity Awards

The fair market value as of the grant date of awards of stock, restricted stock units or certain stock options is recognized as compensation expense by the Company over the respective vesting periods.

Liability Awards

The Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award. This liability was adjusted at the end of each reporting period to reflect: (1) the net cash payments to option holders made during each period; (2) the impact of the exercise and expiration of options; and (3) the changes in the market price of the Company’s common stock.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Changes in the settlement value of option awards treated under the liability method were reflected as an increase to, or a reduction of, expense in the consolidated statements of operations. At December 31, 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment. At December 31, 2013, of the 627,724 outstanding options, 17,724 options were accounted for as a liability award as these awards allowed for settlement in cash or in stock at the election of the option holder. The liability for option cancellations was approximately $268,000 at December 31, 2013; there was no liability for option cancellations at December 31, 2014.

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

	For the Years Ended December 31,
	2014	2013	2012
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$4,616,385	$17,933,431	$8,013,330
(Loss) from discontinued operations, net of income tax (benefit)	(569,263)	(336,489)	(12,296,912)

Net income (loss) for basic calculation	$4,047,122	$17,596,942	$(4,283,582)

Numerator for diluted per share calculation:
Income from continuing operations	$4,616,385	$17,933,431	$8,013,330
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	(136,563)	—	—

Income from continuing operations for dilution calculation	4,479,822	17,933,431	8,013,330
(Loss) from discontinued operations, net of income tax (benefit)	(569,263)	(336,489)	(12,296,912)

Net income (loss) for dilution calculation	$3,910,559	$17,596,942	$(4,283,582)

Denominator:
Weighted average common shares – basic	11,086,690	10,884,533	10,685,333
Effect of dilutive securities:
RSUs	169,813	242,396	305,033
Stock options	336,576	269,630	43,716

Weighted average common shares – diluted	11,593,079	11,396,559	11,034,082

Per common share amounts – basic:
Income from continuing operations	$0.42	$1.65	$0.75
(Loss) from discontinued operations	(0.05)	(0.03)	(1.15)

Net income (loss)	$0.37	$1.62	$(0.40)

Per common share amounts – diluted:
Income from continuing operations	$0.39	$1.57	$0.73
(Loss) from discontinued operations	(0.05)	(0.03)	(1.12)

Net income (loss)	$0.34	$1.54	$(0.39)

Potentially dilutive securities include all stock based awards. For the year ended December 31, 2014, certain equity awards were antidilutive. For the year ended December 31, 2013, the option awards accounted for under the liability method were antidilutive. For the year ended December 31, 2012, certain equity awards and the option awards accounted for under the liability method were antidilutive.

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

New Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 changes the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The Company adopted the provisions of this update as of January 1, 2014 and incorporated the provisions of this update into its consolidated financial statements upon adoption. The adoption of this update did not have a material impact on the Company’s financial condition or results of operations.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 is effective prospectively for fiscal years beginning after December 15, 2014 and is available for early adoption as of January 1, 2014. The Company adopted the provisions of ASU 2014-08 as of January 1, 2014 and incorporated the provisions of this update into its consolidated financial statements upon adoption. The adoption of ASU 2014-08 did not have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company expects that the adoption of ASU 2014-15 will not have a material impact on the Company’s consolidated financial statements and disclosures.

3.	Segment Information

The Company is organized into separately managed segments as follows: the Reis Services segment, the discontinued operations segment and other. The following tables present condensed balance sheet and operating data for these segments:

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,562	$—	$183	$17,745
Restricted cash and investments	213	—	—	213
Accounts receivable, net	12,627	—	—	12,627
Prepaid and other assets	213	—	3,950	4,163
Assets attributable to discontinued operations	—	—	4	4

Total current assets	30,615	—	4,137	34,752
Furniture, fixtures and equipment, net	836	—	15	851
Intangible assets, net	14,681	—	—	14,681
Deferred tax asset, non-current portion, net	285	—	18,354	18,639
Goodwill	57,203	—	(2,378)	54,825
Other assets	140	—	—	140

Total assets	$103,760	$—	$20,128	$123,888

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	3,157	—	1,014	4,171
Deferred revenue	22,885	—	—	22,885
Liabilities attributable to discontinued operations	—	271	28	299

Total current liabilities	26,042	271	1,042	27,355
Other long-term liabilities	420	—	—	420
Deferred tax liability, net	23,108	—	(23,108)	—

Total liabilities	49,570	271	(22,066)	27,775
Total stockholders’ equity	54,190	(271)	42,194	96,113

Total liabilities and stockholders’ equity	$103,760	$—	$20,128	$123,888

Condensed Balance Sheet Data December 31, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$10,347	$—	$213	$10,560
Restricted cash and investments	217	—	—	217
Accounts receivable, net	11,386	—	—	11,386
Prepaid and other assets	187	—	2,601	2,788
Assets attributable to discontinued operations	—	—	9	9

Total current assets	22,137	—	2,823	24,960
Furniture, fixtures and equipment, net	829	—	24	853
Intangible assets, net	15,687	—	—	15,687
Deferred tax asset, non-current portion, net	285	—	21,032	21,317
Goodwill	57,203	—	(2,378)	54,825
Other assets	225	—	—	225

Total assets	$96,366	$—	$21,501	$117,867

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,623	—	956	3,579
Liability for option cancellations	—	—	268	268
Deferred revenue	20,284	—	—	20,284
Liabilities attributable to discontinued operations	—	271	71	342

Total current liabilities	22,907	271	1,295	24,473
Other long-term liabilities	523	—	—	523
Deferred tax liability, net	18,957	—	(18,957)	—

Total liabilities	42,387	271	(17,662)	24,996
Total stockholders’ equity	53,979	(271)	39,163	92,871

Total liabilities and stockholders’ equity	$96,366	$—	$21,501	$117,867

(A)	Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Year Ended December 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$41,335	$—	$—	$41,335
Cost of sales of subscription revenue	8,037	—	—	8,037

Gross profit	33,298	—	—	33,298

Operating expenses:
Sales and marketing	10,235	—	—	10,235
Product development	3,473	—	—	3,473
General and administrative expenses	7,940	—	4,101	12,041

Total operating expenses	21,648	—	4,101	25,749
Other income (expenses):
Interest and other income	22	—	—	22
Interest expense	(113)	—	—	(113)

Total other income (expenses)	(91)	—	—	(91)

Income (loss) before income taxes and discontinued operations	$11,559	$—	$(4,101)	$7,458

(Loss) from discontinued operations, before income taxes	$—	$(31)	$(920)	$(951)

Condensed Operating Data for the Year Ended December 31, 2013	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$34,721	$—	$—	$34,721
Cost of sales of subscription revenue	6,974	—	—	6,974

Gross profit	27,747	—	—	27,747

Operating expenses:
Sales and marketing	8,350	—	—	8,350
Product development	3,122	—	—	3,122
General and administrative expenses	6,989	—	4,920	11,909

Total operating expenses	18,461	—	4,920	23,381
Other income (expenses):
Interest and other income	10	—	—	10
Interest expense	(113)	—	—	(113)

Total other income (expenses)	(103)	—	—	(103)

Income (loss) before income taxes and discontinued operations	$9,183	$—	$(4,920)	$4,263

(Loss) from discontinued operations, before income taxes	$—	$(9)	$(557)	$(566)

(A)	Includes the results of the Company’s discontinued operations to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Year Ended December 31, 2012	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$31,229	$—	$—	$31,229
Cost of sales of subscription revenue	6,617	—	—	6,617

Gross profit	24,612	—	—	24,612

Operating expenses:
Sales and marketing	7,643	—	—	7,643
Product development	2,485	—	—	2,485
General and administrative expenses	6,696	—	5,098	11,794

Total operating expenses	16,824	—	5,098	21,922
Other income (expenses):
Interest and other income	50	—	1	51
Interest expense	(155)	—	—	(155)

Total other income (expenses)	(105)	—	1	(104)

Income (loss) before income taxes and discontinued operations	$7,683	$—	$(5,097)	$2,586

(Loss) from discontinued operations, before income taxes	$—	$(393)	$(11,904)	$(12,297)

(A)	Includes the results of the Company’s discontinued operations to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2014.

The Company’s largest individual subscriber accounted for 2.9%, 3.4% and 4.2% of Reis Services’s revenue for the years ended December 31, 2014, 2013 and 2012, respectively.

The following table presents the accounts receivable balances of Reis Services at December 31, 2014 and 2013:

	December 31,
	2014	2013

Accounts receivable	$12,679,000	$11,465,000
Allowance for doubtful accounts	(52,000)	(79,000)

Accounts receivable, net	$12,627,000	$11,386,000

Thirty-one subscribers accounted for an aggregate of approximately 65.0% of Reis Services’s accounts receivable at December 31, 2014, including four subscribers in excess of 4.0% and the largest representing 9.4%. Through February 27, 2015, the Company received payments of approximately $9,773,000 or 77.1% against the December 31, 2014 accounts receivable balance. Twenty-five subscribers accounted for an aggregate of approximately 59.1% of Reis Services’s accounts receivable at December 31, 2013, including four subscribers in excess of 4.0% and the largest representing 10.4%.

At December 31, 2014 and 2013, the largest individual subscriber accounted for 5.2% and 5.9%, respectively, of deferred revenue.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

	For the Years Ended December 31,
	2014	2013	2012

Litigation recoveries	$26,000	$80,000	$713,000
Litigation charge, net	—	—	(12,260,000)
Other (expenses), net	(977,000)	(646,000)	(750,000)

(Loss) from discontinued operations before income tax	(951,000)	(566,000)	(12,297,000)
Income tax (benefit) from discontinued operations	(382,000)	(230,000)	—

(Loss) from discontinued operations, net of income tax (benefit)	$(569,000)	$(336,000)	$(12,297,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259 unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The Company recorded a charge of $14,216,000 during the first quarter of 2012. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $12,260,000.

During the years ended December 31, 2014, 2013 and 2012, the Company had litigation recoveries of $26,000, $80,000 and $713,000, respectively, from insurance carriers and other responsible parties. Other expenses primarily reflect legal and other professional costs incurred related to the Gold Peak litigation. For additional information pertaining to the Gold Peak litigation, see Note 10.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $213,000 and $217,000 at December 31, 2014 and 2013, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2014	2013
Database	$19,435,000	$17,149,000
Accumulated amortization	(15,018,000)	(13,238,000)

Database, net	4,417,000	3,911,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(7,379,000)	(6,417,000)

Customer relationships, net	6,721,000	7,683,000

Website	11,936,000	10,402,000
Accumulated amortization	(8,876,000)	(7,095,000)

Website, net	3,060,000	3,307,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,317,000)	(2,014,000)

Acquired below market lease, net	483,000	786,000

Intangibles, net	$14,681,000	$15,687,000

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets (continued)

The Company capitalized approximately $2,286,000 and $1,974,000 to the database intangible asset and $1,537,000 and $2,077,000 to the website intangible asset during the years ended December 31, 2014 and 2013, respectively.

Amortization expense for intangible assets aggregated approximately $4,829,000 for the year ended December 31, 2014, of which approximately $1,780,000 related to the database, which is charged to cost of sales, approximately $962,000 related to customer relationships, which is charged to sales and marketing expense, approximately $1,784,000 related to website development, which is charged to product development expense, and approximately $303,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $4,697,000 for the year ended December 31, 2013, of which approximately $1,547,000 related to the database, approximately $973,000 related to customer relationships, approximately $1,875,000 related to website development, and approximately $302,000 related to the value ascribed to the below market terms of the office lease. Amortization expense for intangible assets aggregated approximately $4,629,000 for the year ended December 31, 2012, of which approximately $1,907,000 related to the database, approximately $982,000 related to customer relationships, approximately $1,436,000 related to website development, and approximately $304,000 related to the value ascribed to the below market terms of the office lease, all in the Reis Services segment.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2014 follows:

For the Year Ended December 31,	Amount

2015	$4,552,000
2016	3,424,000
2017	2,131,000
2018	1,367,000
2019	1,058,000
Thereafter	2,149,000

Total	$14,681,000

6.	Debt

The Company has no debt outstanding at December 31, 2014 and 2013.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term which is set to expire on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Company paid a commitment fee of $50,000 in connection with the closing. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at December 31, 2014 and 2013. No borrowings were made on the Revolver during the years ended December 31, 2014, 2013 or 2012.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Current Federal alternative minimum tax (“AMT”) expense	$92,000	$42,000	$—
Current state and local tax expense	254,000	132,000	187,000
Deferred Federal tax expense (benefit) (A)	2,118,000	(12,775,000)	(5,279,000)
Deferred state and local tax expense (benefit)	(4,000)	(1,299,000)	(335,000)

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (B)	2,460,000	(13,900,000)	(5,427,000)
Less income tax expense (benefit) attributable to discontinued operations	(382,000)	(230,000)	—

Income tax expense (benefit) (C)	$2,842,000	$(13,670,000)	$(5,427,000)

(A)	Includes an AMT (benefit) of $(92,000) and $(1,181,000) in 2014 and 2013, respectively.
(B)	Includes income tax (benefit) attributable to (loss) from discontinued operations.
(C)	Reflects the tax expense (benefit) from continuing operations as reported on the consolidated statements of operations for the periods presented.

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense (benefit) on continuing operations is as follows:

	For the Years Ended December 31,
	2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent

Tax expense (benefit) at U.S. statutory rate	$2,610,000	35.00%	$1,492,000	35.00%	$(3,399,000)	(35.00%)
State and local tax expense (benefit), net of Federal impact	194,000	2.60%	86,000	2.01%	(96,000)	(0.99%)
Impact of state and local tax rate change net of Federal impact	27,000	0.36%	110,000	2.58%	6,000	0.06%
Cost (benefit) attributable to valuation allowance, net	—	—	(150,000)	(3.52%)	3,671,000	37.80%
Non-deductible items	11,000	0.15%	9,000	0.21%	5,000	0.05%
Benefit attributable to reduction in allowance against certain deferred tax assets	—	—	(15,217,000)	(356.94%)	(5,614,000)	(57.81%)

Income tax expense (benefit)	$2,842,000	38.11%	$(13,670,000)	(320.66%)	$(5,427,000)	(55.89%)

During 2013 and 2012, the Company recorded an aggregate deferred Federal, state and local income tax benefit of $15,217,000 and $5,614,000, respectively, from the release of the valuation allowance against certain deferred tax assets. In the fourth quarters of 2013 and 2012, the Company reversed the valuation allowance recorded against a portion of its NOL carryforwards in 2012, and the remaining balance of the valuation allowance against NOL and AMT credit carryforwards in 2013. The decision to reduce the valuation allowance in each period was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized in the future.

Separately, during the fourth quarter of 2013, the Company also reevaluated the availability of state operating loss carryforwards and modified the future effective state and local tax rate. As a result, the future tax benefit was reduced by approximately $346,000 during the year ended December 31, 2013.

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City NOL carryforwards and the changes in the New York State law and are reflected in the 2014 income tax expense.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

In January 2015, New York City proposed that it would change its tax laws to conform with the New York State changes. The Company will assess the impact of changes for New York City when a law is enacted.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for Federal AMT and for a portion of its state and local income taxes as the changed New York State tax rules and anticipated New York City rules limit the amount of existing NOLs which could be used each year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,437,000 and $23,789,000 at December 31, 2014 and 2013, respectively, of which $3,798,000 and $2,472,000 is reflected as a net current asset in prepaid and other assets and $18,639,000 and $21,317,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
Deferred Tax Assets

Net operating loss carryforwards	$22,113,983	$23,771,675
Asset basis differences — tax amount greater than book value	259,922	263,944
Liability reserves	212,142	212,376
Reserve for option cancellations	—	99,689
Stock compensation plans	1,520,041	1,598,969
AMT credit carryforwards	1,273,792	1,181,423
Other	21,585	31,167

	25,401,465	27,159,243
Valuation allowance	—	—

Total deferred tax assets	25,401,465	27,159,243

Deferred Tax Liabilities

Acquired asset differences — book value greater than tax	(2,669,655)	(3,145,741)
Asset basis differences — carrying amount value greater than tax	(295,073)	(224,982)

Total deferred tax liabilities	(2,964,728)	(3,370,723)

Net deferred tax asset (liability)	$22,436,737	$23,788,520

The Company has Federal NOL carryforwards aggregating approximately $61,165,000 at December 31, 2014, as well as significant state and local NOL carryforwards. These NOLs include NOLs generated subsequent to the Merger, losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $20,317,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. Because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expiration. The 2014 New York State law discussed above and the anticipated conforming changes to the New York City law limits the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future. A substantial NOL was realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 10.

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

The next NOL expiration for the Company is in 2018 for approximately $252,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2014 is approximately $1,723,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation in prior years. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at either December 31, 2014 or 2013. Management determined that a valuation allowance of approximately $15,217,000 was necessary at December 31, 2012. The allowance at December 31, 2012 related primarily to NOL carryforwards and AMT credits. The decrease in the allowance in 2012 was primarily attributable to the $5,614,000 increase in deferred tax assets expected to be realized in the years subsequent to December 31, 2012, offset in part by the litigation settlement payments made in 2012, net of recoveries, which resulted in an increase to the 2012 NOL.

The Company and its subsidiaries have been audited by the Federal tax authorities for 2009 and the 2012 Federal tax return is currently under audit. The Federal tax returns are open for 2011 and 2013. All prior Federal periods are closed, except to the extent that NOLs were generated in a given year. Tax returns for 1997 and 1998 are open for the NOLs generated during those years from an acquired business at that time. The Reis Services business prior to the Merger, was audited by the IRS for tax years ending October 31, 2005 and 2006. In addition, tax returns are open from 2000 to 2002 and 2007, to the extent that NOLs were generated during these periods by the Reis Services business prior to the Merger.

Tax returns for the Company and a subsidiary are under audit by the State of New York for the years 2004 to 2006 and are open for the years 2007 to 2013. As a result of the New York State audit, New York City returns are open for the years 2004 to 2013 as well. The tax years for another subsidiary, operating in Colorado are open from 2010 to 2012.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $105,000 and $62,000 at December 31, 2014 and 2013, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded an additional provision, including interest, of $43,000 and $51,000 in 2014 and 2013, respectively. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2014, 2013 and 2012 follows:

	For the Years Ended December 31,
	2014	2013	2012
Balance at beginning of period	$62,000	$345,000	$145,000
Additional provisions and interest related to prior years	43,000	51,000	200,000
Resolution of matters during the period	—	(334,000)	—

Balance at end of period	$105,000	$62,000	$345,000

The Company expects that a substantial portion of the 2014 balance could be resolved in 2015.

8.	Stockholders’ Equity

During the years ended December 31, 2014, 2013 and 2012, the Company did not repurchase any shares of common stock.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share in June 2014. In the third and fourth quarters of 2014, the Company declared and paid a quarterly cash dividend of $0.11 per common share in each of September 2014 and December 2014. Aggregate

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stockholders’ Equity (continued)

dividends paid by the Company during 2014 approximated $3,698,000. On February 2, 2015, the Company announced that it has increased the dividend payable on March 18, 2015 to $0.14 per common share. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. The Company did not declare or distribute any dividends during the years ended December 31, 2013 and 2012.

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

Option Awards

The following table presents option activity and other plan data for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014		2013		2012
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	627,724	$9.05	645,448	$8.94	663,172	$8.82
Granted	20,000	$18.52	—	$—	—	$—
Exercised	(56,362)	$(8.25)	(8,862)	$(5.24)	(8,862)	$(4.46)
Cancelled through cash settlement	(8,862)	$(4.09)	(8,862)	$(5.24)	(8,862)	$(4.46)
Forfeited/cancelled/expired	—	$—	—	$—	—	$—

Outstanding at end of period	582,500	$9.52	627,724	$9.05	645,448	$8.94

Options exercisable at end of period	562,500	$9.21	627,724	$9.05	420,448	$9.43

Options exercisable which can be settled in cash	—	$—	17,724	$4.09	35,448	$4.67

Weighted average fair value of options granted per year (per option)	$7.64		$—		$—

Weighted average remaining contractual life at end of period	3.9 years		4.5 years		5.3 years

Certain outstanding options had allowed the option holder to receive from the Company, in cancellation of the holder’s option, a cash payment with respect to each cancelled option equal to the amount, if any, by which the fair market value of the share of stock underlying the option exceeds the exercise price of such option. The Company accounted for these options as liability awards. The liability was adjusted at the end of each reporting period to reflect: (1) the net cash payments to option holders made during each period; (2) the impact of the exercise and expiration of options; and (3) the changes in the market price of the Company’s common stock. Changes in the settlement value of option awards treated under the liability method were reflected as an increase to, or a reduction of, expense in the consolidated statements of operations.

At December 31, 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment. At December 31, 2013, the liability for option cancellations was approximately $268,000 based upon the difference in the closing stock price of the Company’s common stock at December 31, 2013 of $19.23 per share and the individual exercise prices of the outstanding 17,724 “in-the-money” options that were accounted for as a liability award at that date. The Company recorded a compensation benefit of approximately $137,000 for the year ended December 31, 2014 and compensation expense of approximately $82,000 and $114,000 for the years ended December 31, 2013 and 2012, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations.

In each of the years ended December 31, 2014, 2013 and 2012, a total of 8,862 options were settled with net cash payments aggregating approximately $132,000, $110,000 and $58,000, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

In May 2014, the Company granted 20,000 options to one employee. These options, which are accounted for as an equity award, vest 20% per year over a five-year period and have an exercise price of $18.52 per option, based upon the closing price of the Company’s common stock on the date of grant. For expense purposes, the Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model at $7.64 per option. The following table includes the assumptions that were made and the estimated fair value for option grants in 2014 (no option awards were granted during 2013 or 2012):

2014 Grant
Stock price on grant date	$18.52
Exercise price	$18.52
Dividend yield	2.38%
Risk-free interest rate	2.20%
Expected life	8.0 years
Estimated volatility	47.8%
Fair value of options granted (per option)	$7.64

The following table presents additional option details at December 31, 2014 and 2013:

	Options Outstanding and Exercisable at December 31, 2014				Options Outstanding and Exercisable at December 31, 2013
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)

$ 4.09(B)	—	—	$—	$—	17,724	0.7	$4.09	$268,341
$ 7.50	47,500	2.6	7.50	886,825	70,000	3.6	7.50	821,100
$ 8.03	225,000	5.6	8.03	4,082,625	225,000	6.6	8.03	2,521,125
$ 10.40	290,000	2.4	10.40	4,573,300	315,000	3.4	10.40	2,781,450
$ 18.52	20,000	9.4	18.52	153,000	—	—	—	—

	582,500	3.9	9.52	$9,695,750	627,724	4.5	9.05	$6,392,016

(A)

The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2014 and 2013, respectively. For purposes of this calculation, the Company’s closing stock prices were $26.17 and $19.23 per share on December 31, 2014 and 2013, respectively.

(B)	These options are the remaining options accounted for as liability awards.

Dividends are not paid or accrued on unexercised options.

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2014, 2013 and 2012:

	For the Years Ended December 31,
	2014	2013	2012
Outstanding at beginning of period	365,686	469,848	590,662
Granted	105,132	103,176	169,481
Common stock delivered (A) (B) (C)	(185,224)	(205,075)	(290,295)
Forfeited	(7,621)	(2,263)	—

Outstanding at end of period	277,973	365,686	469,848

Intrinsic value (D)	$7,275,000	$7,032,000	$6,122,000

(A)	In the 2014 period, all of the vested RSUs were issued as shares.
(B)

The 2013 period includes 80,139 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $1,280,000 in 2013. A net of 124,936 shares of common stock were delivered in 2013.

(C)

The 2012 period includes 84,367 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $851,000 in 2012. A net of 133,518 shares of common stock were delivered in 2012.

(D)	For purposes of this calculation, the Company’s closing stock prices were $26.17, $19.23 and $13.03 per share on December 31, 2014, 2013 and 2012, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

In February 2014, an aggregate of 91,431 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.13 per RSU. In December 2014, an aggregate of 6,900 RSUs were granted, which RSUs vest upon the third anniversary of the grant date and had a grant date fair value of $21.71 per RSU. In February 2013, an aggregate of 91,356 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $16.20 per RSU. In February 2012, an aggregate of 143,783 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $10.05 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant. The awards granted to employees in 2014, 2013 and 2012 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the years ended December 31, 2014, 2013 and 2012, an aggregate of 6,801 RSUs, 11,820 RSUs and 25,698 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $20.28, $15.56 and $9.54 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors. The Company issued 40,564 and 72,410 shares in 2014 and 2012, respectively, to satisfy the settlement of RSUs related to directors that retired from the Board six months prior.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $1,702,000, $1,859,000 and $2,181,000, respectively, including approximately $138,000, $173,000 and $222,000 related to non-employee director equity compensation, for the years ended December 31, 2014, 2013 and 2012, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

At December 31, 2014, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $2,000,000. It does not include any awards granted subsequent to December 31, 2014.

For the Year Ended December 31,	Options	RSUs	Total

2015	$31,000	$1,107,000	$1,138,000
2016	31,000	666,000	697,000
2017	31,000	92,000	123,000
2018	31,000	—	31,000
2019	11,000	—	11,000

	$135,000	$1,865,000	$2,000,000

10.	Commitments and Contingencies

Litigation

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Reis has purchased insurance with respect to construction defect and completed operations at its past real estate development projects. Reis has, from time to time, been exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. Claims related to dissatisfaction by homeowners and homeowners associations with the construction of condominiums, homes and amenities by us and/or our developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

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

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis, GP LLC and WPHC reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, Reis’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business. As a result of the settlement, in the second quarter of 2012 the Company reversed $1,956,000 of the previously recorded charge, resulting in the net litigation charge for the year ended December 31, 2012 of approximately $12,260,000. During the years ended December 31, 2014, 2013 and 2012, the Company had litigation recoveries of $26,000, $80,000 and $713,000, respectively, from insurance companies and other responsible parties.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company took the position that a total of $9,000,000 (and possibly $12,000,000) of coverage was available for this claim. ACE took the position that only $3,000,000 of coverage (including defense costs) was provided. The Company filed suit against ACE in District Court in Douglas County, Colorado on January 18, 2012, alleging failure to cover this claim, bad faith and other related causes of action. In particular, the Gold Peak litigation could have been settled for $12,000,000 or less prior to the trial. On November 20, 2014, the Colorado District Court determined that the WRAP policy provided $3,000,000 of coverage (including defense costs). The Company is currently evaluating its appeal rights regarding such ruling. The Company continues to take the position that ACE is liable for all damages stemming from its failure to engage and settle.

Additionally, the Company made claims against other additional insurance companies under policies maintained by the Company, including Reis’s directors’ and officers’ insurance policy, and against Reis’s former insurance broker. On November 20, 2014, the Colorado District Court determined that the directors’ and officers’ insurance policy had no obligation to the Company for the asserted claims. A motion for summary judgment by the insurance broker was denied at that time by the Colorado District Court. Trial in this comprehensive insurance action, including ACE and the insurance broker, is scheduled for July 2015.

The Company has also brought separate claims against Tri-Star, the subcontractors, the architect and a third party inspector engaged at Gold Peak, relating to those parties’ actions on the project. A trial for these actions is scheduled for October 2015.

Reis continues to consider its options with respect to contribution or other actions against other third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of the 2012 settlement. There is no assurance that the Company will be successful in any of its recovery efforts.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commitments and Contingencies (continued)

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

Other Operating Commitments

The Company is a tenant under three operating leases, two of which are for office space in Midtown Manhattan, New York and expire in September 2016, and a third for office space in White Plains, New York, which expires in September 2019. Rent expense was approximately $2,082,000, $1,893,000 and $1,793,000 for the years ended December 31, 2014, 2013 and 2012, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. In connection with one lease, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement is approximately $212,000 which is collateralized by a certificate of deposit issued by that bank. The certificate of deposit is included in restricted cash and investments in the consolidated balance sheets at December 31, 2014 and 2013 (see Note 4).

Future minimum lease payments under operating leases at December 31, 2014 are as follows:

For the Year Ended December 31,	Amount

2015	$1,896,000
2016	1,495,000
2017	214,000
2018	219,000
2019	166,000

Total	$3,990,000

The Company has a defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. The Company matches contributions up to 2% of employees’ salaries, as then defined, for 2014, 2013 and 2012 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $231,000, $203,000 and $159,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

11.	Fair Value of Financial Instruments

At December 31, 2014 and 2013, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at December 31, 2014 and 2013. The Company had no debt outstanding at December 31, 2014 or 2013. See Note 6 for additional information about the Company’s debt.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands, except per share amounts)
	2014
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$9,946	$10,194	$10,469	$10,726

Income from continuing operations	$1,047	$915	$1,130	$1,524

Net income	$669	$822	$1,080	$1,476

Per share amounts – basic (A):
Income from continuing operations	$0.10	$0.08	$0.10	$0.14

Net income	$0.06	$0.07	$0.10	$0.13

Per share amounts – diluted (A):
Income from continuing operations	$0.09	$0.08	$0.10	$0.12

Net income	$0.06	$0.07	$0.09	$0.11

Weighted average number of common shares outstanding:
Basic	10,979	11,102	11,119	11,145

Diluted	11,463	11,531	11,653	11,688

	2013
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$8,234	$8,498	$8,780	$9,209

Income from continuing operations (B)	$402	$522	$705	$16,304

Net income (B)	$250	$484	$649	$16,214

Per share amounts – basic (A):
Income from continuing operations	$0.04	$0.05	$0.06	$1.49

Net income	$0.02	$0.04	$0.06	$1.49

Per share amounts – diluted (A):
Income from continuing operations	$0.04	$0.05	$0.05	$1.42

Net income	$0.02	$0.04	$0.05	$1.41

Weighted average number of common shares outstanding:
Basic	10,828	10,892	10,908	10,909

Diluted	11,348	11,398	11,445	11,464

(A)	Aggregate quarterly per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.

(B)	The fourth quarter of 2013 amounts reflect a net tax benefit of $14,751. See Note 7 for additional information.