Form 10-Q
period 2015-03-31
Reis, Inc.
filed 2015-04-30
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

The number of the Registrant’s shares of common stock outstanding was 11,228,905 as of April 27, 2015.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,366,162	$17,745,077
Restricted cash and investments	212,756	212,625
Accounts receivable, net	5,772,020	12,627,063
Prepaid and other assets	3,675,274	4,164,320
Assets attributable to discontinued operations	3,500	3,500

Total current assets	31,029,712	34,752,585
Furniture, fixtures and equipment, net of accumulated depreciation of $2,219,319 and $2,158,647, respectively	803,360	850,866
Intangible assets, net of accumulated amortization of $34,810,936 and $33,589,746, respectively	14,542,409	14,681,410
Deferred tax asset, non-current portion, net	18,935,737	18,638,737
Goodwill	54,824,648	54,824,648
Other assets	118,366	139,797

Total assets	$120,254,232	$123,888,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	2,577,188	4,170,687
Deferred revenue	21,316,781	22,885,287
Liabilities attributable to discontinued operations	344,038	299,025

Total current liabilities	24,238,007	27,354,999
Other long-term liabilities	374,919	419,638

Total liabilities	24,612,926	27,774,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,228,905 and 11,156,571 shares issued and outstanding, respectively	224,578	223,131
Additional paid in capital	105,491,879	105,605,803
Retained earnings (deficit)	(10,075,151)	(9,715,528)

Total stockholders’ equity	95,641,306	96,113,406

Total liabilities and stockholders’ equity	$120,254,232	$123,888,043

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
Subscription revenue	$11,130,778	$9,946,045
Cost of sales of subscription revenue	2,185,440	1,916,345

Gross profit	8,945,338	8,029,700

Operating expenses:
Sales and marketing	2,653,014	2,552,020
Product development	862,754	763,103
General and administrative expenses	3,321,076	3,037,442

Total operating expenses	6,836,844	6,352,565

Other income (expenses):
Interest and other income	7,089	3,058
Interest expense	(28,213)	(28,213)

Total other income (expenses)	(21,124)	(25,155)

Income before income taxes and discontinued operations	2,087,370	1,651,980
Income tax expense	794,000	605,000

Income from continuing operations	1,293,370	1,046,980
(Loss) from discontinued operations, net of income tax (benefit) of $(47,000) and $(235,000), respectively	(71,354)	(377,878)

Net income	$1,222,016	$669,102

Per share amounts – basic:
Income from continuing operations	$0.12	$0.10

Net income	$0.11	$0.06

Per share amounts – diluted:
Income from continuing operations	$0.11	$0.09

Net income	$0.10	$0.06

Weighted average number of common shares outstanding:
Basic	11,190,683	10,978,716

Diluted	11,692,564	11,463,330

Dividends declared per common share	$0.14	$—

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2015

(Unaudited)

	Common Shares		Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance, January 1, 2015	11,156,571	$223,131	$105,605,803	$(9,715,528)	$96,113,406

Shares issued for vested employee restricted stock units	64,834	1,297	(1,297)	—	—
Shares issued for option exercises	7,500	150	56,100	—	56,250
Stock based compensation, net	—	—	(168,727)	—	(168,727)
Dividends	—	—	—	(1,581,639)	(1,581,639)
Net income	—	—	—	1,222,016	1,222,016

Balance, March 31, 2015	11,228,905	$224,578	$105,491,879	$ (10,075,151)	$95,641,306

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,222,016	$669,102
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	709,000	370,000
Depreciation	105,958	91,760
Amortization of intangible assets	1,221,190	1,153,077
Stock based compensation charges	446,244	447,969
Changes in assets and liabilities:
Restricted cash and investments	(131)	(133)
Accounts receivable, net	6,855,043	6,262,413
Prepaid and other assets	(117,523)	575
Accrued expenses and other liabilities	(1,593,205)	(1,407,703)
Liability for option cancellations	—	(12,850)
Deferred revenue	(1,568,506)	(1,033,156)

Net cash provided by operating activities	7,280,086	6,541,054

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(1,082,189)	(1,078,270)
Furniture, fixtures and equipment additions	(58,452)	(103,144)

Cash (used in) investing activities	(1,140,641)	(1,181,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(1,581,639)	—
Proceeds from option exercises	56,250	—
Payments for option cancellations and restricted stock units	(992,971)	(131,778)

Cash (used in) financing activities	(2,518,360)	(131,778)

Net increase in cash and cash equivalents	3,621,085	5,227,862
Cash and cash equivalents, beginning of period	17,745,077	10,559,899

Cash and cash equivalents, end of period	$21,366,162	$15,787,761

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$6,389	$6,389

Cash paid during the period for income taxes	$164,700	$37,121

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of fully depreciated furniture, fixtures and equipment	$45,286	$35,599

Shares issued for vested employee restricted stock units	$1,297	$2,893

Shares issued for settlement of vested director restricted stock units		$811

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

See Note 3 and Note 11 for additional information regarding the Company’s segments and the aforementioned litigation.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 5, 2015. The consolidated statements of operations and changes in cash flows for the three months ended March 31, 2015 and 2014 are not necessarily indicative of full year results.

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

The Company is organized into separately managed segments as follows: the Reis Services segment, the discontinued operations segment and other. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data March 31, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$21,148	$—	$218	$21,366
Restricted cash and investments	213	—	—	213
Accounts receivable, net	5,772	—	—	5,772
Prepaid and other assets	397	—	3,278	3,675
Assets attributable to discontinued operations	—	—	4	4

Total current assets	27,530	—	3,500	31,030
Furniture, fixtures and equipment, net	790	—	13	803
Intangible assets, net	14,542	—	—	14,542
Deferred tax asset, non-current portion, net	285	—	18,651	18,936
Goodwill	57,203	—	(2,378)	54,825
Other assets	118	—	—	118

Total assets	$100,468	$—	$19,786	$120,254

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,035	—	542	2,577
Deferred revenue	21,317	—	—	21,317
Liabilities attributable to discontinued operations	—	271	73	344

Total current liabilities	23,352	271	615	24,238
Other long-term liabilities	375	—	—	375
Deferred tax liability, net	24,339	—	(24,339)	—

Total liabilities	48,066	271	(23,724)	24,613
Total stockholders’ equity	52,402	(271)	43,510	95,641

Total liabilities and stockholders’ equity	$100,468	$—	$19,786	$120,254

Condensed Balance Sheet Data December 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,562	$—	$183	$17,745
Restricted cash and investments	213	—	—	213
Accounts receivable, net	12,627	—	—	12,627
Prepaid and other assets	213	—	3,950	4,163
Assets attributable to discontinued operations	—	—	4	4

Total current assets	30,615	—	4,137	34,752
Furniture, fixtures and equipment, net	836	—	15	851
Intangible assets, net	14,681	—	—	14,681
Deferred tax asset, non-current portion, net	285	—	18,354	18,639
Goodwill	57,203	—	(2,378)	54,825
Other assets	140	—	—	140

Total assets	$103,760	$—	$20,128	$123,888

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	3,157	—	1,014	4,171
Deferred revenue	22,885	—	—	22,885
Liabilities attributable to discontinued operations	—	271	28	299

Total current liabilities	26,042	271	1,042	27,355
Other long-term liabilities	420	—	—	420
Deferred tax liability, net	23,108	—	(23,108)	—

Total liabilities	49,570	271	(22,066)	27,775
Total stockholders’ equity	54,190	(271)	42,194	96,113

Total liabilities and stockholders’ equity	$103,760	$—	$20,128	$123,888

(A)	Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Three Months Ended March 31, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$11,131	$—	$—	$11,131
Cost of sales of subscription revenue	2,186	—	—	2,186

Gross profit	8,945	—	—	8,945

Operating expenses:
Sales and marketing	2,653	—	—	2,653
Product development	863	—	—	863
General and administrative expenses	2,160	—	1,161	3,321

Total operating expenses	5,676	—	1,161	6,837
Other income (expenses):
Interest and other income	7	—	—	7
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(21)	—	—	(21)

Income (loss) before income taxes and discontinued operations	$3,248	$—	$(1,161)	$2,087

(Loss) from discontinued operations, before income taxes	$—	$—	$(118)	$(118)

Condensed Operating Data for the Three Months Ended March 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$9,946	$—	$—	$9,946
Cost of sales of subscription revenue	1,916	—	—	1,916

Gross profit	8,030	—	—	8,030

Operating expenses:
Sales and marketing	2,552	—	—	2,552
Product development	763	—	—	763
General and administrative expenses	1,892	—	1,146	3,038

Total operating expenses	5,207	—	1,146	6,353
Other income (expenses):
Interest and other income	3	—	—	3
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(25)	—	—	(25)

Income (loss) before income taxes and discontinued operations	$2,798	$—	$(1,146)	$1,652

(Loss) from discontinued operations, before income taxes	$—	$(28)	$(585)	$(613)

(A)	Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2015.

The Company’s largest individual subscriber accounted for 2.7% and 3.0% of Reis Services’s revenue for the three months ended March 31, 2015 and 2014, respectively.

The following table presents the accounts receivable balances of Reis Services at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Accounts receivable	$5,851,000	$12,679,000
Allowance for doubtful accounts	(79,000)	(52,000)

Accounts receivable, net	$5,772,000	$12,627,000

Twelve subscribers accounted for an aggregate of approximately 38.7% of Reis Services’s accounts receivable at March 31, 2015, with the largest representing 5.8%. Through April 27, 2015, the Company received payments of approximately $3,082,000, or 52.7%, against the March 31, 2015 accounts receivable balance.

At March 31, 2015, the largest individual subscriber accounted for 4.2% of deferred revenue.

Discontinued Operations – Residential Development Activities

(Loss) from discontinued operations is comprised of the following:

	For the Three Months Ended March 31,
	2015	2014
Litigation recoveries	$—	$—
Other (expense), net	(118,000)	(613,000)

(Loss) from discontinued operations before income tax	(118,000)	(613,000)
Income tax (benefit) from discontinued operations	(47,000)	(235,000)

(Loss) from discontinued operations, net of income tax (benefit)	$(71,000)	$(378,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259-unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak homeowners association, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. Recovery efforts through March 31, 2015 have resulted in cash collections aggregating $819,000. No recoveries occurred in the three months ended March 31, 2015 and 2014. Other expenses primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts. For additional information pertaining to the Gold Peak litigation, see Note 11.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $213,000 at March 31, 2015 and December 31, 2014.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2015	December 31, 2014
Database	$20,031,000	$19,435,000
Accumulated amortization	(15,500,000)	(15,018,000)

Database, net	4,531,000	4,417,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(7,617,000)	(7,379,000)

Customer relationships, net	6,483,000	6,721,000

Website	12,422,000	11,936,000
Accumulated amortization	(9,301,000)	(8,876,000)

Website, net	3,121,000	3,060,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,393,000)	(2,317,000)

Acquired below market lease, net	407,000	483,000

Intangibles, net	$14,542,000	$14,681,000

The Company capitalized approximately $596,000 and $596,000 to the database intangible asset and $486,000 and $482,000 to the website intangible asset during the three months ended March 31, 2015 and 2014, respectively.

Amortization expense for intangible assets aggregated approximately $1,221,000 for the three months ended March 31, 2015, of which approximately $482,000 related to the database, which is charged to cost of sales, approximately $238,000 related to customer relationships, which is charged to sales and marketing expense, approximately $425,000 related to website development, which is charged to product development expense, and approximately $76,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,153,000 for the three months ended March 31, 2014, of which approximately $413,000 related to the database, approximately $241,000 related to customer relationships, approximately $423,000 related to website development and approximately $76,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

The Company had no debt outstanding at March 31, 2015 and December 31, 2014.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term which is set to expire on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at March 31, 2015 and December 31, 2014. No borrowings were made on the Revolver during the three months ended March 31, 2015 and during the year ended December 31, 2014.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2015	2014
Current Federal alternative minimum tax (“AMT”) expense	$38,000	$—
Current state and local tax expense	—	—
Deferred Federal tax expense (benefit) (A)	622,000	366,000
Deferred state and local tax expense (benefit)	87,000	4,000

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (B)	747,000	370,000
Less income tax expense (benefit) attributable to discontinued operations	(47,000)	(235,000)

Income tax expense (C)	$794,000	$605,000

(A)	Includes an AMT (benefit) of $(38,000) in 2015.
(B)	Includes income tax (benefit) attributable to (loss) from discontinued operations.
(C)	Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City NOL carryforwards and the changes in the New York State law which were reflected in the first quarter of 2014 income tax expense.

In January 2015, New York City proposed that it would change its tax laws to substantially conform with the New York State changes. The New York City law was enacted on April 13, 2015. The Company will assess and report the impact of the changes in the New York City law in the second quarter of 2015.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for Federal AMT and for a portion of its state and local income taxes as the changed New York State and New York City laws limit the amount of existing NOLs which could be used each year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,106,000 and $22,437,000 at March 31, 2015 and December 31, 2014, respectively, of which $3,170,000 and $3,798,000 is reflected as a net current asset in prepaid and other assets and $18,936,000 and $18,639,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $61,165,000 at December 31, 2014, as well as significant state and local NOL carryforwards. These NOLs included NOLs generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $20,317,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. Because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expirations. The 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future.

The Company and its subsidiaries have been audited by the Internal Revenue Service (“IRS”) for the 2012 tax year. The audit for 2012 was completed in February 2015 with the IRS issuing a no change letter.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

8.	Stockholders’ Equity

During the three months ended March 31, 2015 and the year ended December 31, 2014, the Company did not repurchase any shares of common stock.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. In the third and fourth quarters of 2014, the Company declared and paid a quarterly cash dividend of $0.11 per common share. Aggregate dividends paid by the Company during 2014 approximated $3,698,000. The Company increased the dividend declared and paid in the first quarter of 2015 to $0.14 per common share which payment aggregated $1,582,000.

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

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	582,500	$9.52	627,724	$9.05
Granted	—	$—	—	$—
Exercised	(7,500)	$7.50	—	$—
Cancelled through cash settlement	—	$—	(8,862)	$(4.09)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	575,000	$9.55	618,862	$9.12

Options exercisable at end of period	555,000	$9.23	618,862	$9.12

Options exercisable which can be settled in cash	—	$—	8,862	$4.09

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

At December 31, 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment. The Company recorded a compensation benefit of approximately $13,000 for the three months ended March 31, 2014 in general and administrative expenses in the consolidated statements of operations related to the change in the amount of the liability for option cancellations in that period.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Outstanding at beginning of period	277,973	365,686
Granted	78,722	93,225
Common stock delivered (A) (B)	(105,970)	(185,224)
Forfeited	(706)	(7,345)

Outstanding at end of period	250,019	266,342

Intrinsic value (C)	$6,410,000	$4,807,000

(A)	The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.
(B)	In the 2014 period, all of the vested RSUs were issued as shares.
(C)	For purposes of this calculation, the Company’s closing stock prices were $25.64 and $18.05 per share on March 31, 2015 and 2014, respectively.

In the first quarter of 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $23.51 per RSU. In February 2014, an aggregate of 91,431 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.13 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant. The awards granted to employees in 2015 and 2014 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the three months ended March 31, 2015 and 2014, an aggregate of 1,317 RSUs and 1,794 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $26.17 and $19.23 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $446,000 and $448,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended March 31, 2015 and 2014, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended March 31,
	2015	2014
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$1,293,370	$1,046,980
(Loss) from discontinued operations, net of income tax (benefit)	(71,354)	(377,878)

Net income for basic calculation	$1,222,016	$669,102

Numerator for diluted per share calculation:
Income from continuing operations	$1,293,370	$1,046,980
Adjustments to income from continuing operations for the income statement impact of dilutive securities	—	(12,850)

Income from continuing operations for dilution calculation	1,293,370	1,034,130
(Loss) from discontinued operations, net of income tax (benefit)	(71,354)	(377,878)

Net income for dilution calculation	$1,222,016	$656,252

Denominator:
Weighted average common shares – basic	11,190,683	10,978,716
Effect of dilutive securities:
RSUs	155,677	174,938
Stock options	346,204	309,676

Weighted average common shares – diluted	11,692,564	11,463,330

Per common share amounts – basic:
Income from continuing operations	$0.12	$0.10
(Loss) from discontinued operations	(0.01)	(0.04)

Net income	$0.11	$0.06

Per common share amounts – diluted:
Income from continuing operations	$0.11	$0.09
(Loss) from discontinued operations	(0.01)	(0.03)

Net income	$0.10	$0.06

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2015 and 2014, only certain equity awards were antidilutive.

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

Reis continues to consider its options with respect to contribution or other actions against other third parties and/or co-defendants in the lawsuit, and will pursue all reasonable efforts to mitigate the effects of the 2012 settlement. Recovery efforts through March 31, 2015 resulted in cash collections aggregating $819,000. No recoveries occurred in the three months ended March 31, 2015 and 2014. There is no assurance that the Company will be successful in any of its recovery efforts.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

12.	Fair Value of Financial Instruments

At March 31, 2015 and December 31, 2014, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at March 31, 2015 and December 31, 2014. The Company had no debt outstanding at March 31, 2015 and December 31, 2014. See Note 6 for additional information about the Company’s debt.

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

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on property performance, new construction and sales comparables. The significant characteristics of the Reis databases include:

•	Breadth - coverage of seven property types, including apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing properties;

•	Geography - national coverage of up to 275 of the largest U.S. metropolitan CRE markets, over 7,100 discrete market areas and segments with submarket boundaries proprietary to Reis;

•

Depth - captures critical information such as occupancies, rents, rent discounts, tenant improvement allowances, lease terms, expenses, buyer, seller, purchase price, capitalization rate, financing details and other key factors;

•	History - up to 35 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available monthly or quarterly and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the seven types of commercial real estate covered by Reis:

	March 31, 2015	December 31, 2014
Apartment	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	57

Reis programmatically expands its property level and market coverage by geography and property type. During 2014, Reis introduced coverage on its seventh property type, seniors housing, in 57 metropolitan areas and in February 2015 expanded this coverage by adding an additional 53 metropolitan areas, bringing its coverage in the seniors housing asset class to 110 markets. In May 2015, Reis will introduce coverage on its eighth property type, student housing, with information and reports on 100 student housing markets, to be followed by an expected additional 100 student housing markets in August 2015. In 2016, the Company expects to introduce two additional property types, medical office buildings and affordable housing, which will bring our offering to up to 10 distinct property types.

Reis’s core property database contains information on competitive, income-producing properties in the U.S. apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Key features of Reis SE include:

•

Market Reports - On a monthly basis, Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage and seniors housing property types in up to 275 metropolitan areas and more than 7,100 discrete market areas and segments.

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

Data Redistribution / Marketing Alliances

The Company has established data redistribution agreements with information service providers as part of a strategy designed to raise brand awareness and generate sales leads for Reis’s information and services. Over time, third party users may enter into agreements with Reis directly in order to gain access to the full suite of reports and analytical modules. The Company’s data redistribution agreements are typically multi-year contracts in length, do not afford access to Reis’s proprietary database and provide limited views of Reis’s market data. Reis has also established marketing alliances to promote ReisReports to its alliance partners’ members through discounts, email outreach, website advertising and newsletter ads.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 5, 2015.

Additional Segment Financial Information

See Note 3 of the Company’s consolidated financial statements, included in this filing, for additional information regarding the Company’s segments.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our Annual Report on Form 10-K for the year ended December 31, 2014.

Critical Business Metrics of the Reis Services Segment

Management considers certain metrics in evaluating the performance of the Reis Services segment. These metrics are revenue, revenue growth, EBITDA (which is earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is earnings before interest, taxes, depreciation, amortization and stock based compensation), Adjusted EBITDA growth and Adjusted EBITDA margin. Other important metrics that management considers include the cash flow generation of the Reis Services business as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 2.

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

(amounts in thousands, excluding percentages)

	For the Three Months Ended
	March 31,		Increase	Percentage Increase
	2015	2014
Reis Services segment:
Revenue	$11,131	$9,946	$1,185	11.9%
EBITDA	$4,594	$4,066	$528	13.0%
EBITDA margin	41.3%	40.9%
Consolidated, excluding discontinued operations:
Revenue	$11,131	$9,946	$1,185	11.9%
EBITDA	$3,435	$2,922	$513	17.6%
EBITDA margin	30.9%	29.4%
Adjusted EBITDA	$3,881	$3,357	$524	15.6%
Adjusted EBITDA margin	34.9%	33.8%

	For the Three Months Ended		Increase (Decrease)	Percentage Increase (Decrease)
	March 31, 2015	December 31, 2014
Reis Services segment:
Revenue	$11,131	$10,726	$405	3.8%
EBITDA	$4,594	$4,410	$184	4.2%
EBITDA margin	41.3%	41.1%
Consolidated, excluding discontinued operations:
Revenue	$11,131	$10,726	$405	3.8%
EBITDA	$3,435	$3,631	$(196)	(5.4%)
EBITDA margin	30.9%	33.9%
Adjusted EBITDA	$3,881	$3,889	$(8)	(0.0%)
Adjusted EBITDA margin	34.9%	36.3%

2015 Revenue Performance

All of the Company’s revenue is generated by the Reis Services segment. Reis Services revenue increased by approximately $1,185,000, or 11.9%, from the first quarter of 2014 to the first quarter of 2015. The revenue increase over the corresponding prior quarterly period is the 20th consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $405,000, or 3.8%, from the fourth quarter of 2014 to the first quarter of 2015. In general, revenue increases in 2015 primarily reflect additional new Reis SE business and price increases on renewals. The revenue growth experienced by the Company reflects not just a single strong quarter, but also the momentum created by sustained contract growth during 2014 and into 2015. The Company continues to post record bookings performance with respect to the dollar value of contracts. Fiscal 2014, as well as the fourth quarter of 2014, represented an unprecedented volume of contract signings. The Company’s prior modest decline in the trailing twelve month renewal rates was reversed in the first quarter of 2015. After falling to 87% overall and 89% for institutional subscribers as of December 31, 2014, the Company’s trailing twelve month renewal rate, as of March 31, 2015, increased to 88% overall and to 90% for institutional subscribers. The decline in the renewal rates during 2014 (the trailing twelve month renewal rate was 91% overall and 93% for institutional subscribers at March 31, 2014) reflected the Company’s decision to be more aggressive on renewal pricing, particularly in instances where customer usage levels were significantly greater than what was initially estimated as annual usage for that customer. The Company continues this policy in 2015, believing that aligning client report consumption with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is more important in the long-term, than a modest decline in the current renewal rate. Also, based upon past experience, management believes that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

The Company’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. Historically, the largest percentage of our contracts are executed in the fourth quarter of each year and 2014 was not an exception to that trend. The first quarter 2015 revenue growth rate was impacted by the effect on revenue from multi-year contracts. As described in the “Management Summary” section of Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 5, 2015, multi-year contracts can influence our growth rates.

Based upon several factors, including historical and anticipated report consumption, our account managers determine whether Reis and a subscriber are best served by an annual or multi-year commitment. Over approximately the past three years, in order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. The average life of multi-year contracts signed in each of the last three years (2012, 2013 and 2014) was approximately 2.2 years. There are significant benefits to adopting and expanding our program, on a selective basis, of lengthening the duration of client contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates and future revenues. From an operational perspective, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If pricing steps are built in on and after the first anniversary of a multi-year contract, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. At the beginning of the first quarter of 2015, there were approximately 240 institutions signed to multi-year contracts, including many of our largest subscribers. With the currently experienced first quarter renewals on multi-year contracts which expired and were renewed in that period, and the anticipated renewal of additional multi-year contracts originally signed in 2013, and in years prior, coming up for renewal later in 2015, we expect incremental growth in each of the next three quarters of 2015 and into 2016.

Deferred Revenue and Aggregate Revenue Under Contract

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2015 and 2014, respectively. A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2014 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	March 31,
	2015	2014
Deferred revenue (GAAP basis)	$21,317,000	$19,251,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	25,224,000	20,838,000

Aggregate Revenue Under Contract	$46,541,000	$40,089,000

(A)

Amounts are billable subsequent to March 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2015 was approximately $30,906,000 related to amounts under contract for the forward twelve month period through March 31, 2016. The remainder reflects amounts under contract beyond March 31, 2016. The forward twelve month Aggregate Revenue Under Contract amount is approximately 72.7% of revenue on a trailing twelve month basis at March 31, 2015 of approximately $42,520,000. For comparison purposes, at March 31, 2014, the forward twelve month Aggregate Revenue Under Contract was $27,009,000 and approximately 74.1% of revenue.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year.

2015 Reis Services EBITDA Performance

Reis Services EBITDA for the three months ended March 31, 2015 was $4,594,000, an increase of $528,000, or 13.0%, over the first quarter 2014 amount. The Reis Services EBITDA increase over the corresponding prior quarterly period is the 18th consecutive quarterly increase in Reis Services EBITDA over the prior year’s quarter. On a consecutive quarter basis, Reis Services EBITDA increased $184,000, or 4.2%, from the fourth quarter of 2014 to the first quarter of 2015. These increases were primarily derived from the increases in revenue, as described above. Operating expenses also continued to grow, the net effect of which resulted in the Reis Services EBITDA margins of 41.3% for the three months ended March 31, 2015, slightly greater than the reported Reis Services EBITDA margins of 40.9% in the 2014 comparable period. See “— Results of Operations” for a discussion of the variances for specific expenses.

Investment in our business remains a priority. Our employee headcount in the sales and operational groups is expected to increase in 2015 and we expect to accelerate our marketing initiatives that were set in place in the latter part of 2014. These are sound investments that will further differentiate Reis in the world of U.S. commercial real estate market information providers. These continuing investments may cause temporary declines in our EBITDA margins in certain quarters during 2015, but we believe that any declines will be short term as we expect that these investments will result in additional revenue opportunities for Reis in the future.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,293
Income tax expense			794

Income (loss) before income taxes and discontinued operations	$3,248	$(1,161)	2,087
Add back:
Depreciation and amortization expense	1,325	2	1,327
Interest expense (income), net	21	—	21

EBITDA	4,594	(1,159)	3,435
Add back:
Stock based compensation expense	—	446	446

Adjusted EBITDA	$4,594	$(713)	$3,881

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2014	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,047
Income tax expense			605

Income (loss) before income taxes and discontinued operations	$2,798	$(1,146)	1,652
Add back:
Depreciation and amortization expense	1,243	2	1,245
Interest expense (income), net	25	—	25

EBITDA	4,066	(1,144)	2,922
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$4,066	$(709)	$3,357

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2014	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,524
Income tax expense			768

Income (loss) before income taxes and discontinued operations	$3,073	$(781)	2,292
Add back:
Depreciation and amortization expense	1,315	2	1,317
Interest expense (income), net	22	—	22

EBITDA	4,410	(779)	3,631
Add back:
Stock based compensation expense, net	—	258	258

Adjusted EBITDA	$4,410	$(521)	$3,889

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2015 and 2014

Subscription revenues and related cost of sales were approximately $11,131,000 and $2,186,000, respectively, for the three months ended March 31, 2015, which resulted in a gross profit for the Reis Services segment of approximately $8,945,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $482,000 during this period. Subscription revenues and related cost of sales were approximately $9,946,000 and $1,916,000, respectively, for the three months ended March 31, 2014, which resulted in a gross profit for the Reis Services segment of approximately $8,030,000. Amortization expense included in cost of sales was approximately $413,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of

$270,000 resulted from greater employment related costs, specifically from hiring during 2014, coupled with compensation increases and higher benefit costs than in the 2014 period of $201,000 and a $69,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $2,653,000 and $2,552,000 for the three months ended March 31, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $238,000 and $241,000 during the three months ended March 31, 2015 and 2014, respectively. The increase in sales and marketing expenses between the two periods of approximately $101,000 resulted from greater employment related costs from hiring during 2014 and 2015 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2014 period.

Product development expenses were approximately $863,000 and $763,000 for the three months ended March 31, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $425,000 and $423,000 during the three months ended March 31, 2015 and 2014, respectively. Product development costs increased $100,000, primarily due to increased employment related costs from hiring during 2014 and 2015, coupled with compensation increases and higher benefit costs than in the 2014 period.

General and administrative expenses of approximately $3,321,000 for the three months ended March 31, 2015 included current period expenses of approximately $2,693,000, depreciation and amortization expense of approximately $182,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $446,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Non-cash compensation in the 2015 period was not impacted by liability award options as all of the options accounted for under that method were either settled in cash or exercised in the year ended December 31, 2014. General and administrative expenses of approximately $3,037,000 for the three months ended March 31, 2014 included current period expenses of approximately $2,435,000, depreciation and amortization expense of approximately $167,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $435,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $448,000, offset by an approximate $13,000 decrease in the liability for option cancellations due to a decrease in the market price of the Company’s common stock from $19.23 per share at December 31, 2013 to $18.05 per share at March 31, 2014. Excluding the non-cash expenses, the net increase in general and administrative expenses of $258,000 was primarily the result of increases for professional fees.

Interest expense of $28,000 for both the three months ended March 31, 2015 and 2014, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended March 31, 2015 or 2014.

Income tax expense of $794,000 for continuing operations during the three months ended March 31, 2015 reflected deferred Federal tax expense of $662,000, deferred state and local tax expense of $92,000 and $40,000 of current Federal AMT. Income tax expense of $605,000 for continuing operations during the three months ended March 31, 2014 reflected deferred Federal tax expense of $569,000 and deferred state and local tax expense of $36,000.

The loss from discontinued operations was $71,000 and $378,000 for the three months ended March 31, 2015 and 2014, respectively. The losses in the 2015 and 2014 periods primarily reflected legal and professional fees of $118,000 and $613,000, respectively, in connection with our recovery efforts (related to the 2012 Gold Peak settlement of $17,000,000), offset by income tax benefits of $47,000 and $235,000, respectively.

Income Taxes

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets, including the availability of New York State and New York City NOL carryforwards and the changes in the New York State law which were reflected in the first quarter of 2014 income tax expense.

In January 2015, New York City proposed that it would change its tax laws to substantially conform with the New York State changes. The New York City law was enacted on April 13, 2015. The Company will assess and report the impact of the changes in the New York City law in the second quarter of 2015.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for Federal AMT and for a portion of its state and local income taxes as the changed New York State and New York City laws limit the amount of existing NOLs which could be used each year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $22,106,000 and $22,437,000 at March 31, 2015 and December 31, 2014, respectively, of which $3,170,000 and $3,798,000 is reflected as a net current asset in prepaid and other assets and $18,936,000 and $18,639,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $61,165,000 at December 31, 2014, as well as significant state and local NOL carryforwards. These NOLs included NOLs generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $20,317,000 of these Federal NOLs are subject to an annual limitation, whereas the remaining balance of approximately $40,848,000 is not subject to such a limitation. There is an annual limitation on the use of NOLs after an ownership change, pursuant to Section 382 of the Internal Revenue Code. As a result of the Merger, the Company experienced such an ownership change which resulted in a new annual limitation of $2,779,000. Because of the accumulation of annual limitations, it is expected that the use of NOLs will not be limited by expirations. The 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $21,366,000 at March 31, 2015, an increase of $3,621,000 over the December 31, 2014 balance of approximately $17,745,000. This 20.4% increase was achieved while meeting all of the Company’s operational costs and obligations, making investments in its websites and databases of approximately $1,082,000, paying an aggregate dividend of approximately $1,582,000 in the first quarter of 2015 and utilizing approximately $993,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2015.

At March 31, 2015, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver or a replacement facility, and/or proceeds from the sale of Reis stock. During 2015, the Company may consider, based on market conditions and business needs, refinancing or otherwise amending or replacing the Revolver, though there can be no assurance we will do so, or be able to do so on terms acceptable to us. There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term. The Company has NOLs that it expects to be able to use over many years against future Federal, state and local taxable income, if any. Tax payments related to 2015 are expected to be for alternate state and local taxes and Federal AMT, but generally not for Federal, state or local taxes on income. In 2015 and thereafter, as a result of the new tax laws enacted in New York State in March 2014 and New York City in April 2015, the use of certain NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxes in excess of the limitation will need to be paid in those periods.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during the balance of 2015 or thereafter.

Changes in Cash Flows

Cash flows for the three months ended March 31, 2015 and 2014 are summarized as follows:

	For the Three Months Ended March 31,
	2015	2014
Net cash provided by operating activities	$7,280,086	$6,541,054
Cash (used in) investing activities	(1,140,641)	(1,181,414)
Cash (used in) financing activities	(2,518,360)	(131,778)

Net increase in cash and cash equivalents	$3,621,085	$5,227,862

Net cash provided by operating activities increased $739,000 from $6,541,000 provided in the 2014 period to $7,280,000 provided in the 2015 period. This increase was primarily the result of increased operating cash flow of $438,000 from the Reis Services segment from $8,092,000 provided in the 2014 period to $8,530,000 provided in the 2015 period due to growth in revenue and EBITDA and the timing of accounts receivable collections.

Cash used in investing activities decreased $40,000 from $1,181,000 used in the 2014 period to $1,141,000 used in the 2015 period. This change resulted from a $45,000 decrease in purchases of furniture, fixtures and equipment in the 2015 period, offset by a $5,000 increase of cash used in the 2015 period as compared to the 2014 period for website and database development costs for continuing product development initiatives. The expectation for 2015 is that cash used for website and database development will exceed the annual 2014 amounts.

Cash used in financing activities were $2,518,000 and $132,000 in the 2015 and 2014 periods, respectively. The 2015 period includes approximately $1,582,000 for dividends declared and paid in the first quarter of 2015 and $993,000 used to settle minimum employee withholding tax obligations on vested RSUs, offset by proceeds received from employees for option exercises of $56,000. The 2014 period includes cash used for option cancellations of $132,000.

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

•

statements relating to business prospects, potential acquisitions, sources and uses of cash, revenue, expenses, income (loss) from continuing or discontinued operations, cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA (as defined herein), Adjusted EBITDA (as defined herein) and Aggregate Revenue Under Contract; and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

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

•

the risk factors listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission on March 5, 2015.

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

At March 31, 2015 and December 31, 2014, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three months ended March 31, 2015 and throughout 2014, the Company did not have any interest rate caps. No debt was outstanding at March 31, 2015 and December 31, 2014. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 4.  Controls and Procedures.

As of March 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2015 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A.  Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 5, 2015, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements” for additional information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2015, the Company did not repurchase any shares of common stock.

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

Date: April 30, 2015