Form 10-Q
period 2015-06-30
Reis, Inc.
filed 2015-07-30
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

The number of the Registrant’s shares of common stock outstanding was 11,228,905 as of July 27, 2015.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$27,229,789	$17,745,077
Restricted cash and investments	212,268	212,625
Accounts receivable, net	5,272,970	12,627,063
Prepaid and other assets	5,417,128	4,164,320
Assets attributable to discontinued operations	—	3,500

Total current assets	38,132,155	34,752,585
Furniture, fixtures and equipment, net of accumulated depreciation of $2,290,451 and $2,158,647, respectively	788,220	850,866
Intangible assets, net of accumulated amortization of $36,090,371 and $33,589,746, respectively	14,505,614	14,681,410
Deferred tax asset, non-current portion, net	15,882,737	18,638,737
Goodwill	54,824,648	54,824,648
Other assets	193,161	139,797

Total assets	$124,326,535	$123,888,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,525,922	4,170,687
Deferred revenue	21,512,315	22,885,287
Liabilities attributable to discontinued operations	479,196	299,025

Total current liabilities	25,517,433	27,354,999
Other long-term liabilities	330,200	419,638

Total liabilities	25,847,633	27,774,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,228,905 and 11,156,571 shares issued and outstanding, respectively	224,578	223,131
Additional paid in capital	105,845,793	105,605,803
Retained earnings (deficit)	(7,591,469)	(9,715,528)

Total stockholders’ equity	98,478,902	96,113,406

Total liabilities and stockholders’ equity	$124,326,535	$123,888,043

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Subscription revenue	$13,416,035	$10,194,375	$24,546,813	$20,140,420
Cost of sales of subscription revenue	2,134,526	1,974,242	4,319,966	3,890,587

Gross profit	11,281,509	8,220,133	20,226,847	16,249,833

Operating expenses:
Sales and marketing	3,460,773	2,541,207	6,113,787	5,093,227
Product development	889,687	814,025	1,752,441	1,577,128
General and administrative expenses	3,382,146	3,202,151	6,703,222	6,239,593

Total operating expenses	7,732,606	6,557,383	14,569,450	12,909,948

Other income (expenses):
Interest and other income	8,505	6,071	15,594	9,129
Interest expense	(28,283)	(28,283)	(56,496)	(56,496)

Total other income (expenses)	(19,778)	(22,212)	(40,902)	(47,367)

Income before income taxes and discontinued operations	3,529,125	1,640,538	5,616,495	3,292,518
Income tax expense	601,000	726,000	1,395,000	1,331,000

Income from continuing operations	2,928,125	914,538	4,221,495	1,961,518
Income (loss) from discontinued operations, net of income tax expense (benefit) of $755,000, $(82,000), $708,000 and $(317,000) respectively	1,138,434	(92,739)	1,067,080	(470,617)

Net income	$4,066,559	$821,799	$5,288,575	$1,490,901

Per share amounts – basic:
Income from continuing operations	$0.26	$0.08	$0.38	$0.18

Net income	$0.36	$0.07	$0.47	$0.14

Per share amounts – diluted:
Income from continuing operations	$0.25	$0.08	$0.36	$0.17

Net income	$0.35	$0.07	$0.45	$0.13

Weighted average number of common shares outstanding:
Basic	11,228,905	11,101,665	11,209,900	11,040,530

Diluted	11,689,883	11,531,030	11,684,857	11,509,489

Dividends declared per common share	$0.14	$0.11	$0.28	$0.11

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2015	11,156,571	$223,131	$105,605,803	$(9,715,528)	$96,113,406

Shares issued for vested employee restricted stock units	64,834	1,297	(1,297)	—	—
Shares issued for option exercises	7,500	150	56,100	—	56,250
Stock based compensation, net	—	—	274,518	—	274,518
Registration statement costs	—	—	(89,331)	—	(89,331)
Dividends	—	—	—	(3,164,516)	(3,164,516)
Net income	—	—	—	5,288,575	5,288,575

Balance, June 30, 2015	11,228,905	$224,578	$105,845,793	$(7,591,469)	$98,478,902

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,288,575	$1,490,901
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	1,888,000	893,000
Depreciation	214,568	190,796
Amortization of intangible assets	2,500,625	2,362,409
Stock based compensation charges	889,489	856,419
Changes in assets and liabilities:
Restricted cash and investments	357	4,344
Accounts receivable, net	7,354,093	6,917,127
Prepaid and other assets	(56,672)	(33,838)
Accrued expenses and other liabilities	(554,032)	(661,282)
Liability for option cancellations	—	14,002
Deferred revenue	(1,372,972)	(2,591,384)

Net cash provided by operating activities	16,152,031	9,442,494

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(2,324,829)	(2,049,951)
Furniture, fixtures and equipment additions	(151,922)	(188,351)

Cash (used in) investing activities	(2,476,751)	(2,238,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(3,164,516)	(1,229,059)
Registration statement costs	(89,331)	—
Proceeds from option exercises	56,250	—
Payments for option cancellations and restricted stock units	(992,971)	(131,778)

Net cash (used in) financing activities	(4,190,568)	(1,360,837)

Net increase in cash and cash equivalents	9,484,712	5,843,355
Cash and cash equivalents, beginning of period	17,745,077	10,559,899

Cash and cash equivalents, end of period	$27,229,789	$16,403,254

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$12,639	$12,639

Cash paid during the period for income taxes	$273,000	$143,121

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Disposal of fully depreciated furniture, fixtures and equipment	$82,764	$56,697

Shares issued for vested employee restricted stock units	$1,297	$2,893

Shares issued for settlement of vested director restricted stock units		$811

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 5, 2015. The consolidated statements of operations for the three and six months ended June 30, 2015 and 2014 and the consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 are not necessarily indicative of full year results.

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

The Company is organized into separately managed segments as follows: the Reis Services segment, the discontinued operations segment and other. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data June 30, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$27,079	$—	$151	$27,230
Restricted cash and investments	212	—	—	212
Accounts receivable, net	5,273	—	—	5,273
Prepaid and other assets	341	—	5,076	5,417
Assets attributable to discontinued operations	—	—	—	—

Total current assets	32,905	—	5,227	38,132
Furniture, fixtures and equipment, net	777	—	11	788
Intangible assets, net	14,505	—	—	14,505
Deferred tax asset, non-current portion, net	285	—	15,598	15,883
Goodwill	57,203	—	(2,378)	54,825
Other assets	193	—	—	193

Total assets	$105,868	$—	$18,458	$124,326

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	2,701	—	825	3,526
Deferred revenue	21,512	—	—	21,512
Liabilities attributable to discontinued operations	—	271	208	479

Total current liabilities	24,213	271	1,033	25,517
Other long-term liabilities	330	—	—	330
Deferred tax liability, net	26,119	—	(26,119)	—

Total liabilities	50,662	271	(25,086)	25,847
Total stockholders’ equity	55,206	(271)	43,544	98,479

Total liabilities and stockholders’ equity	$105,868	$—	$18,458	$124,326

Condensed Balance Sheet Data December 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$17,562	$—	$183	$17,745
Restricted cash and investments	213	—	—	213
Accounts receivable, net	12,627	—	—	12,627
Prepaid and other assets	213	—	3,950	4,163
Assets attributable to discontinued operations	—	—	4	4

Total current assets	30,615	—	4,137	34,752
Furniture, fixtures and equipment, net	836	—	15	851
Intangible assets, net	14,681	—	—	14,681
Deferred tax asset, non-current portion, net	285	—	18,354	18,639
Goodwill	57,203	—	(2,378)	54,825
Other assets	140	—	—	140

Total assets	$103,760	$—	$20,128	$123,888

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	3,157	—	1,014	4,171
Deferred revenue	22,885	—	—	22,885
Liabilities attributable to discontinued operations	—	271	28	299

Total current liabilities	26,042	271	1,042	27,355
Other long-term liabilities	420	—	—	420
Deferred tax liability, net	23,108	—	(23,108)	—

Total liabilities	49,570	271	(22,066)	27,775
Total stockholders’ equity	54,190	(271)	42,194	96,113

Total liabilities and stockholders’ equity	$103,760	$—	$20,128	$123,888

(A)	Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Three Months Ended June 30, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$13,416	$—	$—	$13,416
Cost of sales of subscription revenue	2,134	—	—	2,134

Gross profit	11,282	—	—	11,282

Operating expenses:
Sales and marketing	3,461	—	—	3,461
Product development	889	—	—	889
General and administrative expenses	2,224	—	1,159	3,383

Total operating expenses	6,574	—	1,159	7,733
Other income (expenses):
Interest and other income	8	—	—	8
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(20)	—	—	(20)

Income (loss) before income taxes and discontinued operations	$4,688	$—	$(1,159)	$3,529

Income (loss) from discontinued operations, before income taxes	$—	$(4)	$1,897	$1,893

Condensed Operating Data for the Three Months Ended June 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$10,194	$—	$—	$10,194
Cost of sales of subscription revenue	1,974	—	—	1,974

Gross profit	8,220	—	—	8,220

Operating expenses:
Sales and marketing	2,541	—	—	2,541
Product development	814	—	—	814
General and administrative expenses	2,079	—	1,123	3,202

Total operating expenses	5,434	—	1,123	6,557
Other income (expenses):
Interest and other income	6	—	—	6
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(22)	—	—	(22)

Income (loss) before income taxes and discontinued operations	$2,764	$—	$(1,123)	$1,641

Income (loss) from discontinued operations, before income taxes	$—	$—	$(175)	$(175)

(A)	Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)
Condensed Operating Data for the Six Months Ended June 30, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$24,547	$—	$—	$24,547
Cost of sales of subscription revenue	4,320	—	—	4,320

Gross profit	20,227	—	—	20,227

Operating expenses:
Sales and marketing	6,114	—	—	6,114
Product development	1,752	—	—	1,752
General and administrative expenses	4,384	—	2,320	6,704

Total operating expenses	12,250	—	2,320	14,570
Other income (expenses):
Interest and other income	15	—	—	15
Interest expense	(56)	—	—	(56)

Total other income (expenses)	(41)	—	—	(41)

Income (loss) before income taxes and discontinued operations	$7,936	$—	$(2,320)	$5,616

Income (loss) from discontinued operations, before income taxes	$—	$(4)	$1,779	$1,775

Condensed Operating Data for the Six Months Ended June 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$20,140	$—	$—	$20,140
Cost of sales of subscription revenue	3,890	—	—	3,890

Gross profit	16,250	—	—	16,250

Operating expenses:
Sales and marketing	5,093	—	—	5,093
Product development	1,577	—	—	1,577
General and administrative expenses	3,971	—	2,269	6,240

Total operating expenses	10,641	—	2,269	12,910
Other income (expenses):
Interest and other income	9	—	—	9
Interest expense	(56)	—	—	(56)

Total other income (expenses)	(47)	—	—	(47)

Income (loss) before income taxes and discontinued operations	$5,562	$—	$(2,269)	$3,293

Income (loss) from discontinued operations, before income taxes	$—	$(28)	$(760)	$(788)

(A)	Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2015.

The Company’s largest individual customer accounted for 18.4% and 3.0% of Reis Services’s revenue for the three months ended June 30, 2015 and 2014, respectively, and 10.8% and 3.0% for the six months ended June 30, 2015 and 2014, respectively.

The following table presents the accounts receivable balances of Reis Services at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014

Accounts receivable	$5,341,000	$12,679,000
Allowance for doubtful accounts	(68,000)	(52,000)

Accounts receivable, net	$5,273,000	$12,627,000

Eight subscribers accounted for an aggregate of approximately 39.4% of Reis Services’s accounts receivable at June 30, 2015, with the largest representing 18.5%. Through July 27, 2015, the Company received payments of approximately $1,960,000 or 36.7%, against the June 30, 2015 accounts receivable balance.

At June 30, 2015, the largest individual subscriber accounted for 6.7% of deferred revenue.

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Litigation recoveries	$2,350,000	$16,000	$2,350,000	$16,000
Other (expense), net	(457,000)	(191,000)	(575,000)	(804,000)

Income (loss) from discontinued operations before income tax	1,893,000	(175,000)	1,775,000	(788,000)
Income tax expense (benefit) from discontinued operations	755,000	(82,000)	708,000	(317,000)

Income (loss) from discontinued operations, net of income tax expense (benefit)	$1,138,000	$(93,000)	$1,067,000	$(471,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259-unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak Homeowners Association, (“GP HOA”) providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms.

Recovery efforts from the fourth quarter of 2012 through June 30, 2015 have resulted in cash collections aggregating $3,169,000, including recoveries of $2,350,000 and $16,000 which occurred in the three months ended June 30, 2015 and 2014, respectively. No recoveries occurred in the first quarter of 2015 or 2014. Other expenses primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts. For additional information pertaining to the Gold Peak litigation and recovery efforts, see Note 11.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $212,000 and $213,000 at June 30, 2015 and December 31, 2014, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2015	December 31, 2014

Database	$20,749,000	$19,435,000
Accumulated amortization	(16,007,000)	(15,018,000)

Database, net	4,742,000	4,417,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(7,855,000)	(7,379,000)

Customer relationships, net	6,245,000	6,721,000

Website	12,947,000	11,936,000
Accumulated amortization	(9,760,000)	(8,876,000)

Website, net	3,187,000	3,060,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,469,000)	(2,317,000)

Acquired below market lease, net	331,000	483,000

Intangibles, net	$14,505,000	$14,681,000

The Company capitalized approximately $718,000 and $562,000 during the three months ended June 30, 2015 and 2014, respectively, and approximately $1,314,000 and $1,158,000 during the six months ended June 30, 2015 and 2014, respectively, to the database intangible asset. The Company capitalized approximately $525,000 and $410,000 during the three months ended June 30, 2015 and 2014, respectively, and approximately $1,011,000 and $892,000 during the six months ended June 30, 2015 and 2014, respectively, to the website intangible asset.

Amortization expense for intangible assets aggregated approximately $1,280,000 and $2,501,000 for the three and six months ended June 30, 2015, of which approximately $507,000 and $989,000 related to the database, which is charged to cost of sales, approximately $238,000 and $476,000 related to customer relationships, which is charged to sales and marketing expense, approximately $459,000 and $884,000 related to website development, which is charged to product development expense, and approximately $76,000 and $152,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,209,000 and $2,362,000 for the three and six months ended June 30, 2014, of which approximately $439,000 and $852,000 related to the database, approximately $241,000 and $482,000 related to customer relationships, approximately $453,000 and $876,000 related to website development and approximately $76,000 and $152,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

The Company had no debt outstanding at June 30, 2015 and December 31, 2014.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver has a three year term which is set to expire on October 16, 2015, and any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at June 30, 2015 and December 31, 2014. No borrowings were made on the Revolver during the three and six months ended June 30, 2015 and during the year ended December 31, 2014.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Current Federal alternative minimum tax (“AMT”) expense	$81,000	$12,000	$119,000	$12,000
Current state and local tax expense	96,000	34,000	96,000	34,000
Deferred Federal tax expense (A)	1,738,000	480,000	2,360,000	846,000
Deferred state and local tax expense (benefit)	(559,000)	118,000	(472,000)	122,000

Consolidated income tax expense, including taxes attributable to discontinued operations (B)	1,356,000	644,000	2,103,000	1,014,000
Less income tax expense (benefit) attributable to discontinued operations	755,000	(82,000)	708,000	(317,000)

Income tax expense (C)	$601,000	$726,000	$1,395,000	$1,331,000

(A)   Includes an AMT (benefit) of $(81,000) and $(119,000) in the three and six months ended June 30, 2015.

(B)   Includes income tax (benefit) attributable to (loss) from discontinued operations.

(C)   Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. In April 2015, New York City enacted a law which substantially conforms with the New York State changes. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets in the respective periods, including the availability of New York State and New York City NOL carryforwards. The changes in the New York State law were reflected in the first quarter of 2014 income tax expense and the changes in the New York City law were reflected in the second quarter of 2015. Given the change in the New York City law, there was a variation between the effective tax rate and the statutory tax rate for the three and six months ended June 30, 2015.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $20,927,000 and $22,437,000 at June 30, 2015 and December 31, 2014, respectively, of which $5,044,000 and $3,798,000 is reflected as a net current asset in prepaid and other assets and $15,883,000 and $18,639,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $61,165,000 at December 31, 2014, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $20,317,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $40,848,000 is not subject to the limitation. The 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future.

The Company and its subsidiaries have been audited by the Internal Revenue Service (“IRS”) for the 2012 tax year. The audit for 2012 was completed in February 2015 with the IRS issuing a no change letter.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

8.	Stockholders’ Equity

During the three and six months ended June 30, 2015 and the year ended December 31, 2014, the Company did not repurchase any shares of common stock.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid in the first and second quarter of 2015 to $0.14 per common share. Dividend payments aggregated approximately $1,583,000 and $3,165,000 for the three and six months ended June 30, 2015, respectively, and $1,229,000 in the three and six months ended June 30, 2014.

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

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	582,500	$9.52	627,724	$9.05
Granted	—	$—	20,000	$18.52
Exercised	(7,500)	$(7.50)	—	$—
Cancelled through cash settlement	—	$—	(8,862)	$(4.09)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	575,000	$9.55	638,862	$9.41

Options exercisable at end of period	559,000	$9.29	618,862	$9.12

Options exercisable which can be settled in cash	—	$—	8,862	$4.09

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

At December 31, 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment during 2014. The Company recorded compensation expense of approximately $27,000 and $14,000 for the three and six months ended June 30, 2014, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations in those periods.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,
	2015	2014
Outstanding at beginning of period	277,973	365,686
Granted	80,066	95,136
Common stock delivered (A) (B)	(105,970)	(185,224)
Forfeited	(1,103)	(7,345)

Outstanding at end of period	250,966	268,253

Intrinsic value (C)	$5,566,000	$5,655,000

(A)   The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.

(B) In the 2014 period, all of the vested RSUs were issued as shares.
(C) For purposes of this calculation, the Company’s closing stock prices were $22.18 and $21.08 per share on June 30, 2015 and 2014, respectively.

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

During the six months ended June 30, 2015 and 2014, an aggregate of 2,661 RSUs and 3,705 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $25.90 and $18.62 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $443,000 and $408,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended June 30, 2015 and 2014, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the six months ended June 30, 2015 and 2014, the Company recorded non-cash compensation expense of approximately $889,000 and $856,000, respectively, including $69,000 in each period related to non-employee director equity compensation.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$2,928,125	$914,538	$4,221,495	$1,961,518
Income (loss) from discontinued operations, net of income tax expense (benefit)	1,138,434	(92,739)	1,067,080	(470,617)

Net income for basic calculation	$4,066,559	$821,799	$5,288,575	$1,490,901

Numerator for diluted per share calculation:
Income from continuing operations	$2,928,125	$914,538	$4,221,495	$1,961,518
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	—	—	—	—

Income from continuing operations for dilution calculation	2,928,125	914,538	4,221,495	1,961,518
Income (loss) from discontinued operations, net of income tax expense (benefit)	1,138,434	(92,739)	1,067,080	(470,617)

Net income for dilution calculation	$4,066,559	$821,799	$5,288,575	$1,490,901

Denominator:
Weighted average common shares – basic	11,228,905	11,101,665	11,209,900	11,040,530
Effect of dilutive securities:
RSUs	125,413	124,134	134,028	163,397
Stock options	335,565	305,231	340,929	305,562

Weighted average common shares – diluted	11,689,883	11,531,030	11,684,857	11,509,489

Per common share amounts – basic:
Income from continuing operations	$0.26	$0.08	$0.38	$0.18
Income (loss) from discontinued operations	0.10	(0.01)	0.09	(0.04)

Net income	$0.36	$0.07	$0.47	$0.14

Per common share amounts – diluted:
Income from continuing operations	$0.25	$0.08	$0.36	$0.17
Income (loss) from discontinued operations	0.10	(0.01)	0.09	(0.04)

Net income	$0.35	$0.07	$0.45	$0.13

Potentially dilutive securities include all stock based awards. For the three and six months ended June 30, 2015, only certain equity awards were antidilutive. For the three and six months ended June 30, 2014, certain equity and option awards accounted for under the liability method were antidilutive.

11.	Commitments and Contingencies

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.

Reis and certain subsidiaries have purchased insurance with respect to construction defect and completed operations at its past real estate development projects. Reis and certain subsidiaries have, from time to time, been exposed to various claims associated with the development, construction and sale of condominium units, single family homes or lots. Claims related to dissatisfaction by homeowners and homeowners associations with the construction of condominiums, homes and amenities by the Company and/or the Company’s developer partners in any condominium or subdivision development, or other matters, may result in litigation costs, remediation costs, warranty expenses or settlement costs which could be material to the Company’s reportable discontinued operating income (loss), or its consolidated financial position or cash flows. It would not have any effect on the Company’s income from continuing operations.

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”) (collectively, including Reis, Inc., the “Reis Defendants”)) were the subject of a suit brought by the GP HOA at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with Reis) and two former senior

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

officers of the Company (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the GP HOA delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012 finding Reis and GP LLC jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The jury also found Tri-Star liable as the construction manager/general contractor of the project.

On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis, GP LLC and WPHC reached a settlement with the GP HOA, providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. In reaching the decision to settle, the Company’s management and Board considered, among other factors: (1) the amount of the settlement versus the potential for an ultimately greater judgment after appeal, including additional costs and post-judgment interest; (2) the benefits of the clarity of settling the case at this time versus continuing uncertainty; and (3) the strong cash flow generation of Reis Services’s core business.

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company took the position that a total of $9,000,000 (and possibly $12,000,000) of coverage was available for the GP HOA’s claims. ACE took the position that only $3,000,000 of coverage (including defense costs) was provided. The Company filed suit against ACE in District Court in Douglas County, Colorado on January 18, 2012, to cover the GP HOA’s claims, bad faith and other related causes of action. In particular, the Company took the position that the GP HOA’s claims could have been settled for $12,000,000 or less prior to the trial. On November 20, 2014, the Colorado District Court determined that the WRAP policy provided $3,000,000 of coverage and this amount has been eroded by defense costs.

Additionally, the Company made claims against other additional insurance companies under policies maintained by the Company, including the Company’s directors’ and officers’ insurance policy, and against the Company’s former insurance broker. On November 20, 2014, the Colorado District Court determined that the directors’ and officers’ insurance policy had no obligation to the Company for the asserted claims. The Company is considering an appeal of the Colorado District Court’s ruling related to this policy. Separately, on November 20, 2014, a motion for summary judgment by the insurance broker was denied by the Colorado District Court. A trial related to the insurance actions and claims against the former insurance broker was scheduled for July 2015.

The Company also brought separate claims against Tri-Star, the Tri-Star subcontractors, the architect and a third party inspector relating to those parties’ actions on the Gold Peak project. A trial was scheduled for October 2015 for these actions.

In April 2015, default judgments were entered in the Company’s favor against two subcontractors aggregating approximately $1,218,000; however, the Company believes receipt of such amounts is remote as those entities appear either to be bankrupt or have no assets to satisfy the judgment. There is no financial statement impact related to these default judgments.

In June 2015, the Company entered into settlement agreements with ACE, Tri-Star, certain of the Tri-Star subcontractors and the architect, whereby the Company received aggregate proceeds of approximately $2,350,000 during the period. As a result, the previously scheduled trial for October 2015 will be vacated in the near future.

On July 10, 2015, the Company entered into a settlement agreement with the former insurance broker. As a result, the previously scheduled trial for July 2015 was vacated. Including additional funds received in July 2015 from certain subcontractors, the Company expects total recoveries, based upon executed settlement agreements, to aggregate approximately $414,000 in the third quarter of 2015.

In September 2013, the Company entered into a tolling agreement with the law firm that represented the Reis Defendants in the trial with the GP HOA. The tolling agreement postpones the running of the limitation period for the claims by the Company against the law firm related to the GP HOA trial. At this time, the Company continues to consider its options with respect to actions against the law firm that represented the Reis Defendants in the GP HOA trial and the third party inspector, as well as an appeal of the Colorado District Court’s ruling related to the directors’ and officers’ insurance policy in an effort to further mitigate the effects of the 2012 settlement.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

In summary, recovery efforts from the fourth quarter of 2012 through June 30, 2015 have resulted in cash collections aggregating $3,169,000, including recoveries of $2,350,000 and $16,000 which occurred in the three months ended June 30, 2015 and 2014, respectively. Such amounts are included in income (loss) from discontinued operations on the consolidated statements of operations. No recoveries occurred in the first quarter of 2015 or 2014. There is no assurance that the Company will be successful in any of its additional recovery efforts.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

12.	Fair Value of Financial Instruments

At June 30, 2015 and December 31, 2014, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, excluding debt, were not materially different from their recorded values at June 30, 2015 and December 31, 2014. The Company had no debt outstanding at June 30, 2015 and December 31, 2014. See Note 6 for additional information about the Company’s debt.

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

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

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on property performance, new construction and sales comparables. The significant characteristics of the Reis databases include:

•	Breadth - coverage of eight property types, including apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing properties;

•	Geography - national coverage of up to 275 of the largest U.S. metropolitan CRE markets, over 7,200 discrete market areas and segments with submarket boundaries proprietary to Reis;

•

Depth - captures critical information such as occupancies, rents, rent discounts, tenant improvement allowances, lease terms, expenses, buyer, seller, purchase price, capitalization rate, financing details and other key factors;

•	History - up to 35 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available monthly or quarterly and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the eight types of commercial real estate covered by Reis:

	June 30, 2015	December 31, 2014
Apartment	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	57
Student housing	100	—

Reis programmatically expands its property level and market coverage by geography and property type. During 2014, Reis introduced coverage on its seventh property type, seniors housing, in 57 metropolitan areas and in February 2015 expanded this coverage by adding an additional 53 metropolitan areas, bringing its coverage in the seniors housing sector to 110 markets. In May 2015, Reis introduced coverage on its eighth property type, student housing, with information and reports on 100 student housing markets, to be followed by an expected additional 100 student housing markets in August 2015. In 2016, the Company expects to introduce two additional property types, medical office buildings and affordable housing, which will bring our offering up to 10 distinct property types.

Reis’s core property database contains information on competitive, income-producing properties in the U.S. apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Reis also maintains a sales comparables database containing transactions in up to 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our eight current property types, as well as for hotel properties.

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

Reis SE

Reis SE (“Subscriber Edition”), available at www.reis.com, is the Company’s flagship product, designed to assist in market research, due diligence and support of commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring, asset management and appraisal. Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing) or on the market/submarket level and are available as full color, presentation quality documents or in spreadsheet formats.

Key features of Reis SE include:

•

Market Reports - On a monthly basis, Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing property types in up to 275 metropolitan areas and more than 7,200 discrete market areas and segments.

•

Rent Comparables - Based on a user specified area, Reis supplies property level performance data such as rents and vacancies, as well as comp group summary statistics, including concessions, operating expenses and lease terms.

•

Sales Comparables - Reis maintains a sales comparables database containing transactions in up to 277 metropolitan areas. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000, for our eight current property types, as well as for hotel properties.

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

•	custom data deliverables ranging in price from $1,000 for a specific data element to hundreds of thousands or millions of dollars for custom portfolio valuation and credit analysis; and

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

(amounts in thousands, excluding percentages)

	For the Three Months Ended
	June 30,			Percentage
	2015	2014	Increase	Increase

Reis Services segment:
Revenue	$13,416	$10,194	$3,222	31.6%
EBITDA	$6,093	$4,091	$2,002	48.9%
EBITDA margin	45.4%	40.1%
Consolidated, excluding discontinued operations:
Revenue	$13,416	$10,194	$3,222	31.6%
EBITDA	$4,937	$2,971	$1,966	66.2%
EBITDA margin	36.8%	29.1%
Adjusted EBITDA	$5,380	$3,406	$1,974	58.0%
Adjusted EBITDA margin	40.1%	33.4%

	For the Six Months Ended
	June 30,			Percentage
	2015	2014	Increase	Increase

Reis Services segment:
Revenue	$24,547	$20,140	$4,407	21.9%
EBITDA	$10,687	$8,157	$2,530	31.0%
EBITDA margin	43.5%	40.5%
Consolidated, excluding discontinued operations:
Revenue	$24,547	$20,140	$4,407	21.9%
EBITDA	$8,372	$5,893	$2,479	42.1%
EBITDA margin	34.1%	29.3%
Adjusted EBITDA	$9,261	$6,763	$2,498	36.9%
Adjusted EBITDA margin	37.7%	33.6%

	For the Three Months Ended
	June 30, 2015	March 31, 2015	Increase	Percentage Increase

Reis Services segment:
Revenue	$13,416	$11,131	$2,285	20.5%
EBITDA	$6,093	$4,594	$1,499	32.6%
EBITDA margin	45.4%	41.3%
Consolidated, excluding discontinued operations:
Revenue	$13,416	$11,131	$2,285	20.5%
EBITDA	$4,937	$3,435	$1,502	43.7%
EBITDA margin	36.8%	30.9%
Adjusted EBITDA	$5,380	$3,881	$1,499	38.6%
Adjusted EBITDA margin	40.1%	34.9%

2015 Revenue Performance

All of the Company’s revenue is generated by the Reis Services segment. Reis Services revenue increased by approximately $3,222,000 or 31.6%, from the second quarter of 2014 to the second quarter of 2015. The revenue increase over the corresponding prior quarterly period is the 21st consecutive quarterly increase over the prior year’s quarter. Reis Services revenue increased by approximately $4,407,000, or 21.9% in the six months ended June 30, 2015 over the comparable 2014 period. In addition, revenue increased by approximately $2,285,000, or 20.5%, from the first quarter of 2015 to the second quarter of 2015.

Revenue in the three and six months ended June 30, 2015 included approximately $2,289,000 related to custom portfolio and advisory services for one of our existing Reis SE subscribers. Also included in our 2015 growth over the 2014 periods is the impact of additional new Reis SE business, improvements in the overall renewal rate and price increases on 2015 renewals. The revenue growth experienced by the Company reflects not just a single strong quarter, but also the momentum created by sustained contract growth during 2014 and in the first six months of 2015.

The Company’s prior modest decline in the trailing twelve month renewal rates has stabilized in 2015. After falling to 87% overall and 89% for institutional subscribers as of December 31, 2014, the Company’s trailing twelve month renewal rates as of June 30, 2015 increased to 88.0% overall and to 90.2% for institutional subscribers. The decline in the renewal rates during 2014 reflected the Company’s decision to be more aggressive on renewal pricing, particularly in instances where customer usage levels were significantly greater than what was initially estimated as annual usage for that customer. The Company has continued this policy in 2015, believing that aligning client report consumption with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is critical to the Company’s long-term growth. Also, based upon past experience, management believes that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

The 2015 first and second quarters’ revenue growth rates were influenced by the effect of in-place multi-year contracts. As described in the “Management Summary” section of Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 5, 2015, multi-year contracts can impact our growth rates. Based upon several factors, including historical and anticipated report consumption, our account managers determine whether Reis and a subscriber are best served by an annual or multi-year commitment. Over the past three years, in order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. The average life of multi-year contracts signed in each of the last three years (2012, 2013 and 2014) was approximately 2.2 years. There are significant benefits to adopting and expanding our program, on a selective basis, of lengthening the duration of client contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates, future revenues and cash flow. From an operational perspective, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If pricing steps are built in on and after the first anniversary of a multi-year contract, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. At December 31, 2014, there were approximately 240 institutions signed to multi-year contracts, including many of our largest subscribers. As a greater volume of multi-year contracts signed in 2013, and earlier, renew in the second half of 2015 and into 2016, we expect incremental revenue growth as these subscribers commit to multi-year price increases.

As discussed above, the Company recognized revenue in the three and six months ended June 30, 2015 related to a $2,750,000 contract to provide custom portfolio and advisory services for one of our existing Reis SE subscribers. This contract calls for a substantial volume of highly granular market, submarket and comparables data, as well as a one-time custom analysis of the institution’s commercial real estate portfolio. The customer is one of the largest financial services firms in the U.S. The revenue recognized in the 2015 periods reflects the portion of the custom data files and custom portfolio analysis that was delivered to the customer by June 30, 2015. Depending upon the timing of future deliveries and the performance of other contracted advisory services, the Company expects that additional revenue under this contract will be recorded in the third quarter of 2015 and that such amounts could be up to, or in excess of, $461,000. There may be components of this contract that require ongoing updates and could result in recurring revenue for the Company; however, at this time, the Company cannot predict if there will be a recurring component to this work for this customer in the future. The Company believes that there may be additional opportunities to assist client and non-client financial services firms and other real estate investors with evaluating the health of their real estate portfolios, and considers the range of products and services provided under this contract as part of a stable of portfolio related solutions that Reis offers.

For analysis purposes, management is also presenting revenue on a pro forma basis to reflect a historic level of custom revenue. On average over the past nine quarters (starting with the first quarter of 2013 through and including the first quarter of 2015), Reis recorded revenue of approximately $247,000 a quarter related to custom work. Therefore, for pro forma purposes, we will deduct $2,186,000 from our aggregate custom revenue in the second quarter of 2015 to reflect revenue at that historic level of custom work. On a pro forma basis, revenue was $11,230,000 and $22,361,000 for the three and six months ended June 30, 2015, respectively, which resulted in pro forma revenue growth of $1,036,000, or 10.2%, and $2,221,000, or 11.0%, for the three and six months ended June 30, 2015, respectively, over the comparable reported 2014 amounts.

Deferred Revenue and Aggregate Revenue Under Contract

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2015 and 2014, respectively. A comparison of these balances at June 30 of each year is more meaningful than a comparison to the December 31, 2014 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	June 30,
	2015	2014
Deferred revenue (GAAP basis)	$21,512,000	$17,693,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	28,043,000	22,244,000

Aggregate Revenue Under Contract	$49,555,000	$39,937,000

(A)

Amounts are billable subsequent to June 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2015 was approximately $32,240,000 related to amounts under contract for the forward twelve month period through June 30, 2016. The remainder reflects amounts under contract beyond June 30, 2016. The forward twelve month Aggregate Revenue Under Contract amount is approximately 70.5% of revenue on a trailing twelve month basis at June 30, 2015 of approximately $45,742,000. For comparison purposes, at June 30, 2014, the forward twelve month Aggregate Revenue Under Contract was $26,278,000 and approximately 68.9% of revenue.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year.

2015 Reis Services EBITDA Performance

Reis Services EBITDA for the three months ended June 30, 2015 was $6,093,000, an increase of $2,002,000, or 48.9%, over the second quarter 2014 amount. The Reis Services EBITDA increase over the corresponding prior quarterly period is the 19th consecutive quarterly increase in Reis Services EBITDA over the prior year’s quarter. Reis Services EBITDA for the six months ended June 30, 2015 was $10,687,000, an increase of $2,530,000, or 31.0%, over the comparable 2014 six month period. On a consecutive quarter basis, Reis Services EBITDA increased $1,499,000, or 32.6%, from the first quarter of 2015 to the second quarter of 2015. These increases were primarily derived from the increases in revenue, including the revenue related to the custom portfolio and advisory services as described above. Operating expenses grew by 20.0% and 15.7% in the three and six months ended June 30, 2015, the net effect of which resulted in the Reis Services EBITDA margins of 45.4% and 43.5% for the three and six months ended June 30, 2015, slightly greater than the reported Reis Services EBITDA margins of 40.1% and 40.5% for the 2014 comparable periods. See “— Results of Operations” for a discussion of the variances for specific expenses.

Investment in our business remains a priority. Our employee headcount in the sales and operational groups is expected to increase in the remainder of 2015 and 2016 and we expect to accelerate our marketing initiatives that were set in place in the latter part of 2014. These are sound investments that will further differentiate Reis in the world of U.S. commercial real estate market information providers. These continuing investments may cause temporary declines in our EBITDA margins in the remaining quarters during 2015, but we believe that any declines will be temporary as we expect that these investments will result in additional revenue opportunities for Reis in the future.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$2,928
Income tax expense			601

Income (loss) before income taxes and discontinued operations	$4,688	$(1,159)	3,529
Add back:
Depreciation and amortization expense	1,385	3	1,388
Interest expense, net	20	—	20

EBITDA	6,093	(1,156)	4,937
Add back:
Stock based compensation expense	—	443	443

Adjusted EBITDA	$6,093	$(713)	$5,380

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$915
Income tax expense			726

Income (loss) before income taxes and discontinued operations	$2,764	$(1,123)	1,641
Add back:
Depreciation and amortization expense	1,305	3	1,308
Interest expense, net	22	—	22

EBITDA	4,091	(1,120)	2,971
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$4,091	$(685)	$3,406

See footnote on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$4,221
Income tax expense			1,395

Income (loss) before income taxes and discontinued operations	$7,936	$(2,320)	5,616
Add back:
Depreciation and amortization expense	2,710	5	2,715
Interest expense, net	41	—	41

EBITDA	10,687	(2,315)	8,372
Add back:
Stock based compensation expense	—	889	889

Adjusted EBITDA	$10,687	$(1,426)	$9,261

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,962
Income tax expense			1,331

Income (loss) before income taxes and discontinued operations	$5,562	$(2,269)	3,293
Add back:
Depreciation and amortization expense	2,548	5	2,553
Interest expense, net	47	—	47

EBITDA	8,157	(2,264)	5,893
Add back:
Stock based compensation expense, net	—	870	870

Adjusted EBITDA	$8,157	$(1,394)	$6,763

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,293
Income tax expense			794

Income (loss) before income taxes and discontinued operations	$3,248	$(1,161)	2,087
Add back:
Depreciation and amortization expense	1,325	2	1,327
Interest expense, net	21	—	21

EBITDA	4,594	(1,159)	3,435
Add back:
Stock based compensation expense	—	446	446

Adjusted EBITDA	$4,594	$(713)	$3,881

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2015 and 2014

Subscription revenues and related cost of sales were approximately $13,416,000 and $2,134,000, respectively, for the three months ended June 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $11,282,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $507,000 during this period. Subscription revenues and related cost of sales were approximately $10,194,000 and $1,974,000, respectively, for the three months ended June 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $8,220,000. Amortization expense included in cost of sales was approximately $439,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $160,000 resulted from greater employment related costs, specifically from hiring during 2014 and the first six months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period of $92,000 and a $68,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $3,461,000 and $2,541,000 for the three months ended June 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $238,000 and $241,000 during the three months ended June 30, 2015 and 2014, respectively. The increase in sales and marketing expenses between the two periods of approximately $920,000 resulted from greater employment related costs from hiring during 2014 and the first six months of 2015 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2014 period. The increase also includes greater marketing related costs from hiring and other initiatives as part of our efforts in this area in 2015.

Product development expenses were approximately $889,000 and $814,000 for the three months ended June 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $459,000 and $453,000 during the three months ended June 30, 2015 and 2014, respectively. Product development costs increased $75,000, primarily due to increased employment related costs from hiring during 2014 and the first six months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period.

General and administrative expenses of approximately $3,383,000 for the three months ended June 30, 2015 included current period expenses of approximately $2,756,000, depreciation and amortization expense of approximately $184,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $443,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Non-cash compensation in the 2015 period was not impacted by liability award options as all of the options accounted for under that method were either settled in cash or exercised in the year ended December 31, 2014. General and administrative expenses of approximately $3,202,000 for the three months ended June 30, 2014 included current period expenses of approximately $2,592,000, depreciation and amortization expense of approximately $175,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $435,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $408,000 and an approximate $27,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $18.05 per share at March 31, 2014 to $21.08 per share at June 30, 2014. Excluding the non-cash expenses, the net increase in general and administrative expenses of $164,000 was primarily the result of increases for professional fees and compensation expense.

Interest expense of $28,000 for both the three months ended June 30, 2015 and 2014, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended June 30, 2015 or 2014.

Income tax expense of $601,000 for continuing operations during the three months ended June 30, 2015 reflected deferred Federal tax expense of $1,104,000, current state and local tax expense of $96,000 and $43,000 of current Federal alternative minimum tax (“AMT”), offset by a deferred state and local tax benefit of $642,000. The deferred state and local tax benefit reflects a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period. Income tax expense of $726,000 for continuing operations during the three months ended June 30, 2014 reflected current Federal AMT of $27,000, current state and local tax expense of $43,000, deferred Federal tax expense of $538,000 and deferred current state and local tax expense of $118,000.

Income from discontinued operations was $1,138,000 for the three months ended June 30, 2015 and primarily reflected $2,350,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), offset by legal and professional fees of $457,000 and income tax expense of $755,000. The loss from discontinued operations was $93,000 for the three months ended June 30, 2014 and primarily reflected legal and professional fees of $191,000, offset by $16,000 of recoveries in the 2014 second quarter and an income tax benefit of $82,000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2015 and 2014

Subscription revenues and related cost of sales were approximately $24,547,000 and $4,320,000, respectively, for the six months ended June 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $20,227,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $989,000 during this period. Subscription revenues and related cost of sales were approximately $20,140,000 and $3,890,000, respectively, for the six months ended June 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $16,250,000. Amortization expense included in cost of sales was approximately $852,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $430,000 resulted from greater employment related costs, specifically from hiring during 2014 and the first six months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period of $293,000 and a $137,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $6,114,000 and $5,093,000 for the six months ended June 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $476,000 and $482,000 during the six months ended June 30, 2015 and 2014, respectively. The increase in sales and marketing expenses between the two periods of approximately $1,021,000 resulted from greater employment related costs from hiring during 2014 and the first six months of 2015 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2014 period. This increase also includes greater marketing related costs from hiring initiatives as part of our efforts in this area in 2015.

Product development expenses were approximately $1,752,000 and $1,577,000 for the six months ended June 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $884,000 and $876,000 during the six months ended June 30, 2015 and 2014, respectively. Product development costs increased $175,000, primarily due to increased employment related costs from hiring during 2014 and the first six months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period.

General and administrative expenses of approximately $6,704,000 for the six months ended June 30, 2015 included current period expenses of approximately $5,449,000, depreciation and amortization expense of approximately $366,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $889,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Non-cash compensation in the 2015 period was not impacted by liability award options as all of the options accounted for under that method were either settled in cash or exercised in the year ended December 31, 2014. General and administrative expenses of approximately $6,240,000 for the six months ended June 30, 2014 included current period expenses of approximately $5,028,000, depreciation and amortization expense of approximately $342,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $870,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $856,000 and an approximate $14,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $19.23 per share at December 31, 2013 to $21.08 per share at June 30, 2014. Excluding the non-cash expenses, the net increase in general and administrative expenses of $421,000 was primarily the result of increases for professional fees and compensation expense.

Interest expense of $56,000 for both the six months ended June 30, 2015 and 2014, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the six months ended June 30, 2015 or 2014.

Income tax expense of $1,395,000 for continuing operations during the six months ended June 30, 2015 reflected deferred Federal tax expense of $1,766,000, current state and local tax expense of $96,000 and $83,000 of current Federal AMT, offset by a deferred state and local tax benefit of $550,000. The deferred state and local tax benefit reflects a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period. Income tax expense of $1,331,000 for continuing operations during the six months ended June 30, 2014 reflected current Federal AMT of $27,000, current state and local tax expense of $75,000, deferred Federal tax expense of $1,107,000 and deferred state and local tax expense of $122,000.

Income from discontinued operations was $1,067,000 for the six months ended June 30, 2015 and primarily reflected $2,350,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), offset by legal and professional fees of $575,000 and income tax expense of $708,000. The loss from discontinued operations was $471,000 for the six months ended June 30, 2014 and primarily reflected legal and professional fees of $804,000, offset by $16,000 of recoveries in the 2014 period and an income tax benefit of $317,000.

Income Taxes

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. In April 2015, New York City enacted a law which substantially conforms with the New York State changes. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets in the respective periods, including the availability of New York State and New York City NOL carryforwards. The changes in the New York State law were reflected in the first quarter of 2014 income tax expense and the changes in the New York City law were reflected in the second quarter of 2015. Given the change in the New York City law, there was a variation between the effective tax rate and the statutory tax rate for the three and six months ended June 30, 2015.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $20,927,000 and $22,437,000 at June 30, 2015 and December 31, 2014, respectively, of which $5,044,000 and $3,798,000 is reflected as a net current asset in prepaid and other assets and $15,883,000 and $18,639,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $61,165,000 at December 31, 2014, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $20,317,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $40,848,000 is not subject to the limitation. The 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future.

The Company and its subsidiaries have been audited by the Internal Revenue Service (“IRS”) for the 2012 tax year. The audit for 2012 was completed in February 2015 with the IRS issuing a no change letter.

Liquidity and Capital Resources

Our consolidated cash and cash equivalents balance aggregated approximately $27,230,000 at June 30, 2015, an increase of $9,485,000 over the December 31, 2014 balance of approximately $17,745,000. The core Reis Services business has traditionally generated significant cash annually; and it is expected to continue to do so. Insurance recoveries in the period aggregated $2,350,000 and are included in the discontinued operating segment as more fully described in Notes 3 and 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q. This 53.5% increase was achieved while meeting all of the Company’s operational costs and obligations, making investments in its websites and databases of approximately $2,325,000, paying aggregate dividends of approximately $3,165,000 in the six months ended June 30, 2015 and utilizing approximately $993,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2015.

At June 30, 2015, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver or a replacement facility, and/or proceeds from the sale of Reis stock. During 2015, the Company may consider, based on market conditions and business needs, refinancing or otherwise amending or replacing the Revolver, though there can be no assurance we will do so, or be able to do so on terms acceptable to us.

In June 2015, the Company’s shelf registration statement on Form S-3 was declared effective. The shelf registration statement permits the offering, issuance and sale of up to a maximum aggregate offering price of $75,000,000 of the Company’s stock from time-to-time for three years. Determinations about the issuance of new common shares will be at the discretion of the Company’s board of directors and the use of proceeds, unless otherwise indicated, will be for general corporate purposes, which may include working capital, capital expenditures or acquisitions. Management will retain broad discretion in the allocation of the net proceeds. The Company has no immediate plans to issue shares under the shelf registration statement.

There could be additional cash inflows from insurance recoveries, or from other potentially responsible parties, related to the Gold Peak litigation; however, there can be no assurance that the Company will recover any additional amounts in the short or long-term.

The Company has NOLs that it expects to utilize against future Federal, state and local taxable income. Tax payments related to 2015 are expected to be for state and local taxes based on income and Federal AMT. In 2015 and thereafter, as a result of tax laws enacted in New York State in March 2014 and New York City in April 2015, the use of certain NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxable income in excess of the limitation will be subject to tax.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during the balance of 2015, or thereafter.

Changes in Cash Flows

Cash flows for the six months ended June 30, 2015 and 2014 are summarized as follows:

	For the Six Months Ended June 30,
	2015	2014

Net cash provided by operating activities	$16,152,031	$9,442,494
Cash (used in) investing activities	(2,476,751)	(2,238,302)
Net cash (used in) financing activities	(4,190,568)	(1,360,837)

Net increase in cash and cash equivalents	$9,484,712	$5,843,355

Net cash provided by operating activities increased $6,710,000 from $9,442,000 provided in the 2014 period to $16,152,000 provided in the 2015 period. This increase was primarily the result of increased operating cash flow of $3,825,000 from the Reis Services segment from $12,076,000 provided in the 2014 period to $15,901,000 provided in the 2015 period due to growth in revenue and EBITDA and the timing of accounts receivable collections, as well as the impact of net cash provided from discontinued operations primarily due to the collection of $2,350,000 of litigation recoveries.

Cash used in investing activities increased $239,000 from $2,238,000 used in the 2014 period to $2,477,000 used in the 2015 period. This change resulted from a $36,000 decrease in purchases of furniture, fixtures and equipment in the 2015 period, offset by a $275,000 increase of cash used in the 2015 period as compared to the 2014 period for website and database development costs for continuing product development initiatives. The expectation for 2015 is that cash used for website and database development will exceed the annual 2014 amounts.

Net cash used in financing activities were $4,191,000 and $1,361,000 in the 2015 and 2014 periods, respectively. The 2015 period includes approximately $3,165,000 for dividends declared and paid in the six months ended June 30, 2015, $993,000 used to settle minimum employee withholding tax obligations on vested RSUs and $89,000 related to costs incurred in connection with the shelf registration statement filed in the second quarter of 2015, offset by proceeds received from employees for option exercises of $56,000. The 2014 period includes cash used of $1,229,000 for dividends declared and paid in the second quarter of 2014 and $132,000 for option cancellations.

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

•

the risk factors listed under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (“SEC”) on March 5, 2015, including the “Risk Factors” section of this filing and the Company’s other filings with the SEC, and are available at the SEC’s website (www.sec.gov).

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

At June 30, 2015 and December 31, 2014, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and six months ended June 30, 2015 and throughout 2014, the Company did not have any interest rate caps. No debt was outstanding at June 30, 2015 or December 31, 2014. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 4. Controls and Procedures.

As of June 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2015 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2015, the Company did not repurchase any shares of common stock.

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

Date: July 30, 2015