Form 10-Q
period 2015-09-30
Reis, Inc.
filed 2015-10-29
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

The number of the Registrant’s shares of common stock outstanding was 11,248,905 as of October 26, 2015.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,958,663	$17,745,077
Restricted cash and investments	212,268	212,625
Accounts receivable, net	8,515,387	12,627,063
Prepaid and other assets	5,982,382	4,164,320
Assets attributable to discontinued operations	—	3,500

Total current assets	40,668,700	34,752,585
Furniture, fixtures and equipment, net of accumulated depreciation of $2,383,986 and $2,158,647, respectively	776,409	850,866
Intangible assets, net of accumulated amortization of $37,379,864 and $33,589,746, respectively	15,346,220	14,681,410
Deferred tax asset, non-current portion, net	14,928,737	18,638,737
Goodwill	54,824,648	54,824,648
Other assets	171,729	139,797

Total assets	$126,716,443	$123,888,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	4,735,203	4,170,687
Deferred revenue	22,160,450	22,885,287
Liabilities attributable to discontinued operations	293,315	299,025

Total current liabilities	27,188,968	27,354,999
Other long-term liabilities	285,481	419,638

Total liabilities	27,474,449	27,774,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,248,905 and 11,156,571 shares issued and outstanding, respectively	224,978	223,131
Additional paid in capital	106,549,953	105,605,803
Retained earnings (deficit)	(7,532,937)	(9,715,528)

Total stockholders’ equity	99,241,994	96,113,406

Total liabilities and stockholders’ equity	$126,716,443	$123,888,043

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Subscription revenue	$12,137,228	$10,468,941	$36,684,041	$30,609,361
Cost of sales of subscription revenue	2,363,635	2,072,977	6,683,601	5,963,564

Gross profit	9,773,593	8,395,964	30,000,440	24,645,797

Operating expenses:
Sales and marketing	2,804,498	2,573,236	8,918,285	7,666,463
Product development	925,673	945,444	2,678,114	2,522,572
General and administrative expenses	3,598,697	2,981,806	10,301,919	9,221,399

Total operating expenses	7,328,868	6,500,486	21,898,318	19,410,434

Other income (expenses):
Interest and other income	11,300	6,262	26,894	15,391
Interest expense	(28,352)	(28,352)	(84,848)	(84,848)

Total other income (expenses)	(17,052)	(22,090)	(57,954)	(69,457)

Income before income taxes and discontinued operations	2,427,673	1,873,388	8,044,168	5,165,906
Income tax expense	920,000	743,000	2,315,000	2,074,000

Income from continuing operations	1,507,673	1,130,388	5,729,168	3,091,906
Income (loss) from discontinued operations, net of income tax expense (benefit) of $89,000, $(34,000), $797,000 and $(351,000) respectively	136,753	(50,287)	1,203,833	(520,904)

Net income	$1,644,426	$1,080,101	$6,933,001	$2,571,002

Per share amounts – basic:
Income from continuing operations	$0.13	$0.10	$0.51	$0.28

Net income	$0.15	$0.10	$0.62	$0.23

Per share amounts – diluted:
Income from continuing operations	$0.13	$0.10	$0.49	$0.27

Net income	$0.14	$0.09	$0.59	$0.22

Weighted average number of common shares outstanding:
Basic	11,236,188	11,119,165	11,218,759	11,067,030

Diluted	11,721,200	11,653,268	11,693,448	11,556,333

Dividends declared per common share	$0.14	$0.11	$0.42	$0.22

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2015	11,156,571	$223,131	$105,605,803	$(9,715,528)	$96,113,406

Shares issued for vested employee restricted stock units	64,834	1,297	(1,297)	—	—
Shares issued for option exercises	27,500	550	205,700	—	206,250
Stock based compensation, net	—	—	829,078	—	829,078
Registration statement costs	—	—	(89,331)	—	(89,331)
Dividends	—	—	—	(4,750,410)	(4,750,410)
Net income	—	—	—	6,933,001	6,933,001

Balance, September 30, 2015	11,248,905	$224,978	$106,549,953	$(7,532,937)	$99,241,994

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,933,001	$2,571,002
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	2,802,000	1,438,000
Depreciation	321,641	282,613
Amortization of intangible assets	3,790,118	3,611,012
Stock based compensation charges	1,338,049	1,271,489
Changes in assets and liabilities:
Restricted cash and investments	357	4,210
Accounts receivable, net	4,111,676	4,420,570
Prepaid and other assets	(454,494)	(329,698)
Accrued expenses and other liabilities	(275,351)	90,162
Liability for option cancellations	—	36,246
Deferred revenue	(724,837)	(2,096,260)

Net cash provided by operating activities	17,842,160	11,299,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs, net of related payables	(3,754,928)	(2,964,641)
Furniture, fixtures and equipment additions	(247,184)	(238,071)

Cash (used in) investing activities	(4,002,112)	(3,202,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(4,750,410)	(2,462,147)
Registration statement costs	(89,331)	—
Proceeds from option exercises	206,250	335,000
Payments for option cancellations and restricted stock units	(992,971)	(131,778)

Net cash (used in) financing activities	(5,626,462)	(2,258,925)

Net increase in cash and cash equivalents	8,213,586	5,837,709
Cash and cash equivalents, beginning of period	17,745,077	10,559,899

Cash and cash equivalents, end of period	$25,958,663	$16,397,608

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$18,958	$18,958

Cash paid during the period for income taxes	$447,483	$177,051

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for website and database development costs	$700,000

Disposal of fully depreciated furniture, fixtures and equipment	$96,302	$117,706

Shares issued for vested employee restricted stock units	$1,297	$2,894

Shares issued for settlement of vested director restricted stock units		$811

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 5, 2015. The consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014 and the consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of full year results.

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

The Company is organized into separately managed segments as follows: the Reis Services segment, the discontinued operations segment and other. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data September 30, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$25,707	$—	$252	$25,959
Restricted cash and investments	212	—	—	212
Accounts receivable, net	8,515	—	—	8,515
Prepaid and other assets	510	—	5,472	5,982
Assets attributable to discontinued operations	—	—	—	—

Total current assets	34,944	—	5,724	40,668
Furniture, fixtures and equipment, net	768	—	8	776
Intangible assets, net	15,346	—	—	15,346
Deferred tax asset, non-current portion, net	285	—	14,644	14,929
Goodwill	57,203	—	(2,378)	54,825
Other assets	172	—	—	172

Total assets	$108,718	$—	$17,998	$126,716

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	3,839	—	897	4,736
Deferred revenue	22,160	—	—	22,160
Liabilities attributable to discontinued operations	—	221	72	293

Total current liabilities	25,999	221	969	27,189
Other long-term liabilities	285	—	—	285
Deferred tax liability, net	27,448	—	(27,448)	—

Total liabilities	53,732	221	(26,479)	27,474
Total stockholders’ equity	54,986	(221)	44,477	99,242

Total liabilities and stockholders’ equity	$108,718	$—	$17,998	$126,716

Condensed Balance Sheet Data December 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$17,562	$—	$183	$17,745
Restricted cash and investments	213	—	—	213
Accounts receivable, net	12,627	—	—	12,627
Prepaid and other assets	213	—	3,950	4,163
Assets attributable to discontinued operations	—	—	4	4

Total current assets	30,615	—	4,137	34,752
Furniture, fixtures and equipment, net	836	—	15	851
Intangible assets, net	14,681	—	—	14,681
Deferred tax asset, non-current portion, net	285	—	18,354	18,639
Goodwill	57,203	—	(2,378)	54,825
Other assets	140	—	—	140

Total assets	$103,760	$—	$20,128	$123,888

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	3,157	—	1,014	4,171
Deferred revenue	22,885	—	—	22,885
Liabilities attributable to discontinued operations	—	271	28	299

Total current liabilities	26,042	271	1,042	27,355
Other long-term liabilities	420	—	—	420
Deferred tax liability, net	23,108	—	(23,108)	—

Total liabilities	49,570	271	(22,066)	27,775
Total stockholders’ equity	54,190	(271)	42,194	96,113

Total liabilities and stockholders’ equity	$103,760	$—	$20,128	$123,888

(A)	Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented.
(B)	Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended September 30, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$12,137	$—	$—	$12,137
Cost of sales of subscription revenue	2,364	—	—	2,364

Gross profit	9,773	—	—	9,773

Operating expenses:
Sales and marketing	2,804	—	—	2,804
Product development	926	—	—	926
General and administrative expenses	2,528	—	1,070	3,598

Total operating expenses	6,258	—	1,070	7,328
Other income (expenses):
Interest and other income	11	—	—	11
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(17)	—	—	(17)

Income (loss) before income taxes and discontinued operations	$3,498	$—	$(1,070)	$2,428

Income (loss) from discontinued operations, before income taxes	$—	$(4)	$230	$226

Condensed Operating Data for the Three Months Ended September 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$10,469	$—	$—	$10,469
Cost of sales of subscription revenue	2,073	—	—	2,073

Gross profit	8,396	—	—	8,396

Operating expenses:
Sales and marketing	2,573	—	—	2,573
Product development	946	—	—	946
General and administrative expenses	1,931	—	1,051	2,982

Total operating expenses	5,450	—	1,051	6,501
Other income (expenses):
Interest and other income	6	—	—	6
Interest expense	(28)	—	—	(28)

Total other income (expenses)	(22)	—	—	(22)

Income (loss) before income taxes and discontinued operations	$2,924	$—	$(1,051)	$1,873

Income (loss) from discontinued operations, before income taxes	$—	$(3)	$(81)	$(84)

(A)	Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Nine Months Ended September 30, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated
Subscription revenue	$36,684	$—	$—	$36,684
Cost of sales of subscription revenue	6,684	—	—	6,684

Gross profit	30,000	—	—	30,000

Operating expenses:
Sales and marketing	8,918	—	—	8,918
Product development	2,678	—	—	2,678
General and administrative expenses	6,912	—	3,390	10,302

Total operating expenses	18,508	—	3,390	21,898
Other income (expenses):
Interest and other income	26	—	—	26
Interest expense	(84)	—	—	(84)

Total other income (expenses)	(58)	—	—	(58)

Income (loss) before income taxes and discontinued operations	$11,434	$—	$(3,390)	$8,044

Income (loss) from discontinued operations, before income taxes	$—	$(8)	$2,009	$2,001

Condensed Operating Data for the Nine Months Ended September 30, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$30,609	$—	$—	$30,609
Cost of sales of subscription revenue	5,963	—	—	5,963

Gross profit	24,646	—	—	24,646

Operating expenses:
Sales and marketing	7,666	—	—	7,666
Product development	2,523	—	—	2,523
General and administrative expenses	5,902	—	3,320	9,222

Total operating expenses	16,091	—	3,320	19,411
Other income (expenses):
Interest and other income	15	—	—	15
Interest expense	(84)	—	—	(84)

Total other income (expenses)	(69)	—	—	(69)

Income (loss) before income taxes and discontinued operations	$8,486	$—	$(3,320)	$5,166

Income (loss) from discontinued operations, before income taxes	$—	$(31)	$(841)	$(872)

(A)	Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2015.

The Company’s largest individual subscriber accounted for 9.2% and 2.9% of Reis Services’s revenue for the nine months ended September 30, 2015 and 2014, respectively.

The following table presents the accounts receivable balances of Reis Services at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Accounts receivable	$8,610,000	$12,679,000
Allowance for doubtful accounts	(95,000)	(52,000)

Accounts receivable, net	$8,515,000	$12,627,000

Eighteen subscribers accounted for an aggregate of approximately 59.3% of Reis Services’s accounts receivable at September 30, 2015, with the largest representing 14.8%. Through October 26, 2015, the Company received payments of approximately $3,939,000 or 45.8%, against the September 30, 2015 accounts receivable balance.

At September 30, 2015, the largest individual subscriber accounted for 5.9% of deferred revenue.

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Litigation recoveries	$414,000	$10,000	$2,764,000	$26,000
Other (expense), net	(188,000)	(94,000)	(763,000)	(898,000)

Income (loss) from discontinued operations before income tax	226,000	(84,000)	2,001,000	(872,000)
Income tax expense (benefit) from discontinued operations	89,000	(34,000)	797,000	(351,000)

Income (loss) from discontinued operations, net of income tax expense (benefit)	$137,000	$(50,000)	$1,204,000	$(521,000)

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

Recovery efforts from the fourth quarter of 2012 through September 30, 2015 have resulted in cash collections aggregating approximately $3,583,000, including recoveries of approximately $414,000 and $2,764,000 which occurred in the three and nine months ended September 30, 2015, respectively, and $10,000 and $26,000 in the three and nine months ended September 30, 2014, respectively. Other expenses primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts. For additional information pertaining to the Gold Peak litigation and recovery efforts, see Note 11.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $212,000 and $213,000 at September 30, 2015 and December 31, 2014, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	September 30, 2015	December 31, 2014
Database	$21,636,000	$19,435,000
Accumulated amortization	(16,548,000)	(15,018,000)

Database, net	5,088,000	4,417,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(8,092,000)	(7,379,000)

Customer relationships, net	6,008,000	6,721,000

Website	14,190,000	11,936,000
Accumulated amortization	(10,196,000)	(8,876,000)

Website, net	3,994,000	3,060,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,544,000)	(2,317,000)

Acquired below market lease, net	256,000	483,000

Intangibles, net	$15,346,000	$14,681,000

The Company capitalized approximately $887,000 and $561,000 during the three months ended September 30, 2015 and 2014, respectively, and approximately $2,201,000 and $1,719,000 during the nine months ended September 30, 2015 and 2014, respectively, to the database intangible asset. The Company capitalized approximately $1,243,000 and $354,000 during the three months ended September 30, 2015 and 2014, respectively, and approximately $2,254,000 and $1,246,000 during the nine months ended September 30, 2015 and 2014, respectively, to the website intangible asset.

Amortization expense for intangible assets aggregated approximately $1,289,000 and $3,790,000 for the three and nine months ended September 30, 2015, of which approximately $541,000 and $1,530,000 related to the database, which is charged to cost of sales, approximately $237,000 and $713,000 related to customer relationships, which is charged to sales and marketing expense, approximately $436,000 and $1,320,000 related to website development, which is charged to product development expense, and approximately $75,000 and $227,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,249,000 and $3,611,000 for the three and nine months ended September 30, 2014, of which approximately $458,000 and $1,310,000 related to the database, approximately $240,000 and $722,000 related to customer relationships, approximately $476,000 and $1,352,000 related to website development and approximately $75,000 and $227,000 related to the value ascribed to the below market terms of the office lease.

6.	Debt

The Company had no debt outstanding at September 30, 2015 and December 31, 2014.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “Revolver”). The Revolver had a three year term which was scheduled to expire on October 16, 2015; however, on October 7, 2015 the expiration date was extended to January 16, 2016. Any borrowings bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the agreement; all of the covenants were met at September 30, 2015 and December 31, 2014. No borrowings were made on the Revolver during the three and nine months ended September 30, 2015 and during the year ended December 31, 2014.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Current Federal alternative minimum tax (“AMT”) expense	$56,000	$39,000	$175,000	$51,000
Current state and local tax expense	39,000	106,000	135,000	140,000
Deferred Federal tax expense (A)	836,000	557,000	3,196,000	1,403,000
Deferred state and local tax expense (benefit)	78,000	7,000	(394,000)	129,000

Consolidated income tax expense, including taxes attributable to discontinued operations (B)	1,009,000	709,000	3,112,000	1,723,000
Less income tax expense (benefit) attributable to discontinued operations	89,000	(34,000)	797,000	(351,000)

Income tax expense (C)	$920,000	$743,000	$2,315,000	$2,074,000

(A)   Includes an AMT (benefit) of $(56,000) and $(175,000) in the three and nine months ended September 30, 2015.

(B)   Includes income tax expense (benefit) attributable to income (loss) from discontinued operations.

(C)   Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. In April 2015, New York City enacted a law which substantially conforms with the New York State changes. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets in the respective periods, including the availability of New York State and New York City NOL carryforwards. The changes in the New York State law were reflected in the first quarter of 2014 income tax expense and the changes in the New York City law were reflected in the second quarter of 2015. Given the change in the New York City law, there was a variation between the effective tax rate and the statutory tax rate for the three and nine months ended September 30, 2015.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $20,119,000 and $22,437,000 at September 30, 2015 and December 31, 2014, respectively, of which $5,190,000 and $3,798,000 is reflected as a net current asset in prepaid and other assets and $14,929,000 and $18,639,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

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

The Company and its consolidated subsidiaries have been audited by the Internal Revenue Service (“IRS”) for the 2012 tax year. The audit for 2012 was completed in February 2015 with the IRS issuing a no change letter. During the third quarter of 2015, audits of the Company and its consolidated subsidiaries for tax years 2004 to 2006 were completed by New York State resulting in net payments aggregating approximately $16,000 in the period to New York State and New York City. Such amounts had been accrued in prior periods.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

8.	Stockholders’ Equity

During the three and nine months ended September 30, 2015 and the year ended December 31, 2014, the Company did not repurchase any shares of common stock.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for the first, second and third quarters of 2015. Dividend payments aggregated approximately $1,585,000 and $4,750,000 for the three and nine months ended September 30, 2015, respectively, and $1,233,000 and $2,462,000 in the three and nine months ended September 30, 2014, respectively.

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

Option Awards

The following table presents option activity and other plan data for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	582,500	$9.52	627,724	$9.05
Granted	—	$—	20,000	$18.52
Exercised	(27,500)	$(7.50)	(35,000)	$(9.57)
Cancelled through cash settlement	—	$—	(8,862)	$(4.09)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	555,000	$9.63	603,862	$9.40

Options exercisable at end of period	539,000	$9.36	583,862	$9.09

Options exercisable which can be settled in cash	—	$—	8,862	$4.09

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

At December 31, 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment during 2014. The Company recorded compensation expense of approximately $22,000 and $36,000 for the three and nine months ended September 30, 2014, respectively, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations in those periods.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,
	2015	2014
Outstanding at beginning of period	277,973	365,686
Granted	81,620	96,771
Common stock delivered (A) (B)	(105,970)	(185,224)
Forfeited	(1,103)	(7,345)

Outstanding at end of period	252,520	269,888

Intrinsic value (C)	$5,719,578	$6,367,000

(A)      The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.

(B) In the 2014 period, all of the vested RSUs were issued as shares.
(C) For purposes of this calculation, the Company’s closing stock prices were $22.65 and $23.59 per share on September 30, 2015 and 2014, respectively.

In the first quarter of 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $22.41 per RSU. In February 2014, an aggregate of 91,431 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.13 per RSU. The grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2015 and 2014 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the nine months ended September 30, 2015 and 2014, an aggregate of 4,215 RSUs and 5,340 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $24.53 and $19.37 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $449,000 and $415,000, respectively, including $34,500 in each period for non-employee director equity compensation, for the three months ended September 30, 2015 and 2014, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the nine months ended September 30, 2015 and 2014, the Company recorded non-cash compensation expense of approximately $1,338,000 and $1,271,000, respectively, including $103,500 in each period for non-employee director equity compensation.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$1,507,673	$1,130,388	$5,729,168	$3,091,906
Income (loss) from discontinued operations, net of income tax expense (benefit)	136,753	(50,287)	1,203,833	(520,904)

Net income for basic calculation	$1,644,426	$1,080,101	$6,933,001	$2,571,002

Numerator for diluted per share calculation:
Income from continuing operations	$1,507,673	$1,130,388	$5,729,168	$3,091,906
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	—	—	—	—

Income from continuing operations for dilution calculation	1,507,673	1,130,388	5,729,168	3,091,906
Income (loss) from discontinued operations, net of income tax expense (benefit)	136,753	(50,287)	1,203,833	(520,904)

Net income for dilution calculation	$1,644,426	$1,080,101	$6,933,001	$2,571,002

Denominator:
Weighted average common shares – basic	11,236,188	11,119,165	11,218,759	11,067,030
Effect of dilutive securities:
RSUs	147,456	169,949	134,864	160,817
Stock options	337,556	364,154	339,825	328,486

Weighted average common shares – diluted	11,721,200	11,653,268	11,693,448	11,556,333

Per common share amounts – basic:
Income from continuing operations	$0.13	$0.10	$0.51	$0.28
Income (loss) from discontinued operations	0.02	—	0.11	(0.05)

Net income	$0.15	$0.10	$0.62	$0.23

Per common share amounts – diluted:
Income from continuing operations	$0.13	$0.10	$0.49	$0.27
Income (loss) from discontinued operations	0.01	(0.01)	0.10	(0.05)

Net income	$0.14	$0.09	$0.59	$0.22

Potentially dilutive securities include all stock based awards. For the three and nine months ended September 30, 2015, only certain equity awards were antidilutive. For the three and nine months ended September 30, 2014, certain equity awards and option awards accounted for under the liability method were antidilutive.

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

In April 2015, default judgments were entered in the Company’s favor against two subcontractors aggregating approximately $1,218,000; however, the Company believes receipt of such amounts is remote as those entities appear either to be bankrupt or have no assets to satisfy the judgments. There is no financial statement impact related to these default judgments.

In June 2015, the Company entered into settlement agreements with ACE, Tri-Star, certain of the Tri-Star subcontractors and the architect. As a result, the previously scheduled trial for October 2015 was vacated. In July 2015, the Company entered into a settlement agreement with the former insurance broker. As a result, the previously scheduled trial for July 2015 was vacated.

In September 2015, after consideration of a possible appeal of the November 20, 2014 Colorado District Court’s ruling, the Company entered into a settlement agreement with the insurance company related to the directors’ and officers’ insurance policy.

In September 2013, the Company entered into a tolling agreement with the law firm that represented the Reis Defendants in the trial with the GP HOA. The tolling agreement postpones the running of the limitation period for the claims by the Company against the law firm related to the GP HOA trial. At this time, the Company continues to consider its options with respect to actions against the law firm that represented the Reis Defendants in the GP HOA trial and the third party inspector.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Commitments and Contingencies (continued)

In summary, recovery efforts from the fourth quarter of 2012 through September 30, 2015 have resulted in cash collections aggregating approximately $3,583,000, including recoveries of approximately $414,000 and $2,764,000 which occurred in the three and nine months ended September 30, 2015, respectively. Such amounts are included in income (loss) from discontinued operations on the consolidated statements of operations. There is no assurance that the Company will be successful in any of its additional recovery efforts.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

12.	Fair Value of Financial Instruments

At September 30, 2015 and December 31, 2014, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at September 30, 2015 and December 31, 2014. The Company had no debt outstanding at September 30, 2015 and December 31, 2014. See Note 6 for additional information about the Company’s debt.

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

•	History - up to 35 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available monthly or quarterly and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the eight types of commercial real estate covered by Reis:

	September 30, 2015	December 31, 2014
Apartment	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	57
Student housing	200	—

Reis programmatically expands its property level and market coverage by geography and property type. During 2014, Reis introduced coverage on its seventh property type, seniors housing, in 57 metropolitan areas and in February 2015 expanded this coverage by adding an additional 53 metropolitan areas, bringing its coverage in the seniors housing sector to 110 markets. In May 2015, Reis introduced coverage on its eighth property type, student housing, with information and reports on 100 student housing markets, and in August 2015 expanded this coverage by adding an additional 100 student housing markets, bringing its coverage of the student housing sector to 200 markets. In 2016, the Company expects to introduce two additional property types, affordable housing and medical office buildings, which will bring our offering up to 10 distinct property types.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	September 30,			Percentage
	2015	2014	Increase	Increase
Reis Services segment:
Revenue	$12,137	$10,469	$1,668	15.9%
EBITDA	$4,910	$4,285	$625	14.6%
EBITDA margin	40.5%	40.9%
Consolidated, excluding discontinued operations:
Revenue	$12,137	$10,469	$1,668	15.9%
EBITDA	$3,842	$3,236	$606	18.7%
EBITDA margin	31.7%	30.9%
Adjusted EBITDA	$4,291	$3,673	$618	16.8%
Adjusted EBITDA margin	35.4%	35.1%

	For the Nine Months Ended
	September 30,			Percentage
	2015	2014	Increase	Increase
Reis Services segment:
Revenue	$36,684	$30,609	$6,075	19.8%
EBITDA	$15,597	$12,442	$3,155	25.4%
EBITDA margin	42.5%	40.6%
Consolidated, excluding discontinued operations:
Revenue	$36,684	$30,609	$6,075	19.8%
EBITDA	$12,214	$9,129	$3,085	33.8%
EBITDA margin	33.3%	29.8%
Adjusted EBITDA	$13,552	$10,436	$3,116	29.9%
Adjusted EBITDA margin	36.9%	34.1%

	For the Three Months Ended
	September 30, 2015	June 30, 2015	(Decrease) (A)	Percentage (Decrease) (A)
Reis Services segment:
Revenue	$12,137	$13,416	$(1,279)	(9.5%)
EBITDA	$4,910	$6,093	$(1,183)	(19.4%)
EBITDA margin	40.5%	45.4%
Consolidated, excluding discontinued operations:
Revenue	$12,137	$13,416	$(1,279)	(9.5%)
EBITDA	$3,842	$4,937	$(1,095)	(22.2%)
EBITDA margin	31.7%	36.8%
Adjusted EBITDA	$4,291	$5,380	$(1,089)	(20.2%)
Adjusted EBITDA margin	35.4%	40.1%

(A)     The three month period ended June 30, 2015 included revenue related to a contract to provide custom portfolio and advisory services for one of our existing Reis SE subscribers (as more fully described below). In the Form 10-Q for the quarterly period ended June 30, 2015, filed with the SEC on July 30, 2015, the Company also presented revenue on a pro forma basis to reflect a historic level of custom revenue. Pro forma revenue for the three months ended June 30, 2015 was $11,230,000. A comparison of revenue for the three months ended September 30, 2015 to the pro forma revenue for the three months ended June 30, 2015 resulted in revenue growth of $907,000 or 8.1%.

2015 Revenue Performance

All of the Company’s revenue is generated by the Reis Services segment. Reis Services revenue increased by approximately $1,668,000 or 15.9%, from the third quarter of 2014 to the third quarter of 2015. The revenue increase over the corresponding prior quarterly period is the 22nd consecutive quarterly increase over the prior year’s quarter. Reis Services revenue increased by approximately $6,075,000, or 19.8% in the nine months ended September 30, 2015 over the comparable 2014 period.

Revenue in the nine months ended September 30, 2015 included approximately $2,289,000 related to custom portfolio and advisory services for one of our existing Reis SE subscribers in the second quarter of 2015. Also included in our 2015 growth over the 2014 periods is the impact of additional new Reis SE business, improvements in the overall renewal rate and price increases on 2015 renewals. The revenue growth experienced by the Company reflects not just a single strong quarter, but also the momentum created by sustained contract growth during 2014 and in the first nine months of 2015.

The Company’s prior modest decline in the trailing twelve month renewal rates has stabilized in 2015. After falling to 87% overall and 89% for institutional subscribers as of December 31, 2014, the Company’s trailing twelve month renewal rates as of September 30, 2015 increased to 90% overall and to 92% for institutional subscribers. The decline in the renewal rates during 2014 reflected the Company’s decision to be more aggressive on renewal pricing, particularly in instances where customer usage levels were significantly greater than what was initially estimated as annual usage for that customer. The Company has continued this policy in 2015, believing that aligning client report consumption with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is critical to the Company’s long-term growth and the protection of the value of its intellectual property. Also, based upon past experience, management believes that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

The 2015 revenue growth rates have been influenced by the effect of in-place multi-year contracts. As described in the “Management Summary” section of Item 7. of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 5, 2015, multi-year contracts can impact our growth rates. Based upon several factors, including historical and anticipated report consumption, our account managers determine whether Reis and a subscriber are best served by an annual or multi-year commitment. Over the past three years, in order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. The average life of multi-year contracts signed in each of the last three years (2012, 2013 and 2014) was approximately 2.2 years. There are significant benefits to adopting and expanding our program, on a selective basis, of lengthening the duration of client contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates, future revenues and cash flow. Operationally, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become further embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If pricing steps are built in on and after the first anniversary of a multi-year contract, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. At December 31, 2014, there were approximately 240 institutions signed to multi-year contracts, including many of our largest subscribers. As a greater volume of multi-year contracts signed in 2013, and earlier, renew in the remainder of 2015 and into 2016, we expect incremental revenue growth as these subscribers commit to multi-year price increases. This has been a contributing factor to the improvement of our quarterly revenue growth rates from 11.9% in the first quarter of 2015 to 15.9% in the third quarter of 2015.

As discussed above, the Company recognized significant revenue in the second quarter of 2015 related to a contract to provide custom portfolio and advisory services for one of our existing Reis SE subscribers. This contract called for a substantial volume of highly granular market, submarket and comparables data, as well as a one-time custom analysis of the institution’s commercial real estate portfolio. The customer is one of the largest financial services firms in the U.S. The revenue recognized in the second quarter of 2015 reflects the portion of the custom data files and custom portfolio analysis that was delivered to the customer in the respective quarterly period. Depending upon the timing of future deliveries and the performance of other contracted advisory services, the Company expects to generate additional revenue as the subscriber may require ongoing updates, resulting in recurring revenue for the Company. The Company believes that there may be additional opportunities to assist client and non-client financial services firms and other real estate investors with evaluating the health of their real estate portfolios, and considers the range of products and services provided under this contract as part of a stable of portfolio related solutions that Reis offers.

For analysis purposes, management is also presenting revenue on a pro forma basis for the nine months ended September 30, 2015 to reflect a historic level of custom revenue for the second quarter of 2015. On average, over a period of nine quarters (starting with the first quarter of 2013 through and including the first quarter of 2015), Reis recorded revenue of approximately $247,000 a quarter related to custom work. Therefore, for pro forma purposes, we deducted $2,186,000 from our aggregate custom revenue in the three months ended June 30, 2015 and the nine months ended September 30, 2015 to reflect revenue at that historic level of custom work. On a pro forma basis, revenue was $34,498,000 for the nine months ended September 30, 2015 which resulted in pro forma revenue growth of $3,889,000, or 12.7% for the nine months ended September 30, 2015 over the comparable reported 2014 amount.

Deferred Revenue and Aggregate Revenue Under Contract

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at September 30, 2015 and 2014, respectively. A comparison of these balances at September 30 of each year is more meaningful than a comparison to the December 31, 2014 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	September 30,
	2015	2014
Deferred revenue (GAAP basis)	$22,160,000	$18,188,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	27,345,000	22,519,000

Aggregate Revenue Under Contract	$49,505,000	$40,707,000

(A)   Amounts are billable subsequent to September 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at September 30, 2015 was approximately $33,883,000 related to amounts under contract for the forward twelve month period through September 30, 2016. The remainder reflects amounts under contract beyond September 30, 2016. The forward twelve month Aggregate Revenue Under Contract amount is approximately 71.5% of revenue on a trailing twelve month basis at September 30, 2015 of approximately $47,410,000. For comparison purposes, at September 30, 2014, the forward twelve month Aggregate Revenue Under Contract was $27,318,000 and approximately 68.6% of revenue.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year.

2015 Reis Services EBITDA Performance

Reis Services EBITDA for the three months ended September 30, 2015 was $4,910,000, an increase of $625,000, or 14.6%, over the third quarter 2014 amount. The Reis Services EBITDA increase over the corresponding prior quarterly period is the 20th consecutive quarterly increase in Reis Services EBITDA over the prior year’s quarter. Reis Services EBITDA for the nine months ended September 30, 2015 was $15,597,000, an increase of $3,155,000, or 25.4%, over the comparable 2014 nine month period. These increases were primarily derived from the increases in revenue, including the revenue related to the custom portfolio and advisory services in the second quarter of 2015, as described above. Operating expenses grew by 16.9% and 16.1% in the three and nine months ended September 30, 2015 as a result of increases in compensation and related costs from hiring, marketing initiatives and professional fees as described in greater detail below. See “— Results of Operations” for a discussion of the variances for specific expenses. On a consecutive quarter basis, Reis Services EBITDA decreased $1,183,000 or 19.4%, from the second quarter of 2015 to the third quarter of 2015 which was derived from the decrease in revenue from the second quarter of 2015 to the third quarter of 2015 as presented above.

Investment in our business remains a priority. Our employee headcount in the sales and operational groups is expected to increase in the remainder of 2015 and 2016 and we expect to accelerate our marketing initiatives that were set in place in the latter part of 2014. These are sound investments that will further differentiate Reis in the world of U.S. commercial real estate market information providers. These continuing investments may cause temporary declines in our EBITDA margins in the fourth quarter of 2015 and into 2016, but we believe that any declines will be temporary as we expect that these investments will result in additional revenue opportunities for Reis in the future.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,508
Income tax expense			920

Income (loss) before income taxes and discontinued operations	$3,498	$(1,070)	2,428
Add back:
Depreciation and amortization expense	1,395	2	1,397
Interest expense, net	17	—	17

EBITDA	4,910	(1,068)	3,842
Add back:
Stock based compensation expense	—	449	449

Adjusted EBITDA	$4,910	$(619)	$4,291

See footnote on next page.

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,130
Income tax expense			743

Income (loss) before income taxes and discontinued operations	$2,924	$(1,051)	1,873
Add back:
Depreciation and amortization expense	1,339	2	1,341
Interest expense, net	22	—	22

EBITDA	4,285	(1,049)	3,236
Add back:
Stock based compensation expense, net	—	437	437

Adjusted EBITDA	$4,285	$(612)	$3,673

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$5,729
Income tax expense			2,315

Income (loss) before income taxes and discontinued operations	$11,434	$(3,390)	8,044
Add back:
Depreciation and amortization expense	4,105	7	4,112
Interest expense, net	58	—	58

EBITDA	15,597	(3,383)	12,214
Add back:
Stock based compensation expense	—	1,338	1,338

Adjusted EBITDA	$15,597	$(2,045)	$13,552

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$3,092
Income tax expense			2,074

Income (loss) before income taxes and discontinued operations	$8,486	$(3,320)	5,166
Add back:
Depreciation and amortization expense	3,887	7	3,894
Interest expense, net	69	—	69

EBITDA	12,442	(3,313)	9,129
Add back:
Stock based compensation expense, net	—	1,307	1,307

Adjusted EBITDA	$12,442	$(2,006)	$10,436

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$2,928
Income tax expense			601

Income (loss) before income taxes and discontinued operations	$4,688	$(1,159)	3,529
Add back:
Depreciation and amortization expense	1,385	3	1,388
Interest expense, net	20	—	20

EBITDA	6,093	(1,156)	4,937
Add back:
Stock based compensation expense	—	443	443

Adjusted EBITDA	$6,093	$(713)	$5,380

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

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2015 and 2014

Subscription revenues and related cost of sales were approximately $12,137,000 and $2,364,000, respectively, for the three months ended September 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $9,773,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $541,000 during this period. Subscription revenues and related cost of sales were approximately $10,469,000 and $2,073,000, respectively, for the three months ended September 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $8,396,000. Amortization expense included in cost of sales was approximately $458,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $291,000 resulted from greater employment related costs, specifically from hiring during 2014 and the first nine months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period of $208,000 and a $83,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $2,804,000 and $2,573,000 for the three months ended September 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $237,000 and $240,000 during the three months ended September 30, 2015 and 2014, respectively. The increase in sales and marketing expenses between the two periods of approximately $231,000 resulted from greater employment related costs from hiring during 2014 and the first nine months of 2015 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2014 period. The increase also includes greater marketing related costs from hiring and other initiatives as part of our efforts in this area in 2015.

Product development expenses were approximately $926,000 and $946,000 for the three months ended September 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $436,000 and $476,000 during the three months ended September 30, 2015 and 2014, respectively. Product development costs decreased $20,000, primarily due to a $40,000 reduction in amortization expense, offset by a $20,000 increase in employment related costs from hiring during 2014 and the first nine months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period.

General and administrative expenses of approximately $3,598,000 for the three months ended September 30, 2015 included current period expenses of approximately $2,966,000, depreciation and amortization expense of approximately $183,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $449,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Non-cash compensation in the 2015 period was not impacted by liability award options as all of the options accounted for under that method were either settled in cash or exercised in the year ended December 31, 2014. General and administrative expenses of approximately $2,982,000 for the three months ended September 30, 2014 included current period expenses of approximately $2,377,000, depreciation and amortization expense of approximately $168,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $437,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $415,000 and an approximate $22,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $21.08 per share at June 30, 2014 to $23.59 per share at September 30, 2014. Excluding the non-cash expenses, the net increase in general and administrative expenses of $589,000 was primarily the result of increases for professional fees (including measures to protect our intellectual property) and compensation expense.

Interest expense of $28,000 for both the three months ended September 30, 2015 and 2014, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended September 30, 2015 or 2014.

Income tax expense of $920,000 for continuing operations during the three months ended September 30, 2015 reflected deferred Federal tax expense of $761,000, current state and local tax expense of $39,000, $52,000 of current Federal alternative minimum tax (“AMT”), and deferred state and local tax expense of $68,000. The deferred state and local tax benefit reflects a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period. Income tax expense of $743,000 for continuing operations during the three months ended September 30, 2014 reflected current Federal AMT of $41,000, current state and local tax expense of $110,000, deferred Federal tax expense of $585,000 and deferred current state and local tax expense of $7,000.

Income from discontinued operations was $137,000 for the three months ended September 30, 2015 and primarily reflected $414,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), offset by legal and professional fees of $188,000 and income tax expense of $89,000. The loss from discontinued operations was $50,000 for the three months ended September 30, 2014 and primarily reflected legal and professional fees of $94,000, offset by $10,000 of recoveries in the 2014 third quarter and an income tax benefit of $34,000.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2015 and 2014

Subscription revenues and related cost of sales were approximately $36,684,000 and $6,684,000, respectively, for the nine months ended September 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $30,000,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,530,000 during this period. Subscription revenues and related cost of sales were approximately $30,609,000 and $5,963,000, respectively, for the nine months ended September 30, 2014, which resulted in a gross profit for the Reis Services segment of approximately $24,646,000. Amortization expense included in cost of sales was approximately $1,310,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $721,000 resulted from greater employment related costs, specifically from hiring during 2014 and the first nine months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period of $501,000 and a $220,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $8,918,000 and $7,666,000 for the nine months ended September 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $713,000 and $722,000 during the nine months ended September 30, 2015 and 2014, respectively. The increase in sales and marketing expenses between the two periods of approximately $1,252,000 resulted from greater employment related costs from hiring during 2014 and the first nine months of 2015 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2014 period. This increase also includes greater marketing related costs from hiring initiatives as part of our efforts in this area in 2015.

Product development expenses were approximately $2,678,000 and $2,523,000 for the nine months ended September 30, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,320,000 and $1,352,000 during the nine months ended September 30, 2015 and 2014, respectively. Product development costs increased $155,000, primarily due to increased employment related costs from hiring during 2014 and the first nine months of 2015, coupled with compensation increases and higher benefit costs than in the 2014 period of $187,000, offset in part by a $32,000 reduction in amortization expense.

General and administrative expenses of approximately $10,302,000 for the nine months ended September 30, 2015 included current period expenses of approximately $8,415,000, depreciation and amortization expense of approximately $549,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,338,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Non-cash compensation in the 2015 period was not impacted by liability award options as all of the options accounted for under that method were either settled in cash or exercised in the year ended December 31, 2014. General and administrative expenses of approximately $9,222,000 for the nine months ended September 30, 2014 included current period expenses of approximately $7,405,000, depreciation and amortization expense of approximately $510,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,307,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,271,000 and an approximate $36,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $19.23 per share at December 31, 2013 to $23.59 per share at September 30, 2014. Excluding the non-cash expenses, the net increase in general and administrative expenses of $1,010,000 was primarily the result of increases for professional fees (including measures to protect our intellectual property) and compensation expense.

Interest expense of $84,000 for both the nine months ended September 30, 2015 and 2014, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the nine months ended September 30, 2015 or 2014.

Income tax expense of $2,315,000 for continuing operations during the nine months ended September 30, 2015 reflected deferred Federal tax expense of $2,527,000, current state and local tax expense of $135,000 and $135,000 of current Federal AMT, offset by a deferred state and local tax benefit of $482,000. The deferred state and local tax benefit reflects a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period. Income tax expense of $2,074,000 for continuing operations during the nine months ended September 30, 2014 reflected current Federal AMT of $68,000, current state and local tax expense of $185,000, deferred Federal tax expense of $1,692,000 and deferred state and local tax expense of $129,000.

Income from discontinued operations was $1,204,000 for the nine months ended September 30, 2015 and primarily reflected $2,764,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), offset by legal and professional fees of $763,000 and income tax expense of $797,000. The loss from discontinued operations was $521,000 for the nine months ended September 30, 2014 and primarily reflected legal and professional fees of $898,000, offset by $26,000 of recoveries in the 2014 period and an income tax benefit of $351,000.

Income Taxes

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. In April 2015, New York City enacted a law which substantially conforms with the New York State changes. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets in the respective periods, including the availability of New York State and New York City NOL carryforwards. The changes in the New York State law were reflected in the first quarter of 2014 income tax expense and the changes in the New York City law were reflected in the second quarter of 2015. Given the change in the New York City law, there was a variation between the effective tax rate and the statutory tax rate for the three and nine months ended September 30, 2015.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $20,119,000 and $22,437,000 at September 30, 2015 and December 31, 2014, respectively, of which $5,190,000 and $3,798,000 is reflected as a net current asset in prepaid and other assets and $14,929,000 and $18,639,000 is reflected separately as a net non-current asset in the accompanying consolidated balance sheets, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

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

The Company and its consolidated subsidiaries have been audited by the Internal Revenue Service (“IRS”) for the 2012 tax year. The audit for 2012 was completed in February 2015 with the IRS issuing a no change letter. During the third quarter of 2015, audits of the Company and its consolidated subsidiaries for tax years 2004 to 2006 were completed by New York State resulting in net payments aggregating approximately $16,000 in the period to New York State and New York City. Such amounts had been accrued in prior periods.

Liquidity and Capital Resources

Our consolidated cash and cash equivalents balance aggregated approximately $25,959,000 at September 30, 2015, an increase of $8,214,000 over the December 31, 2014 balance of approximately $17,745,000. The core Reis Services business has traditionally generated significant cash annually; and it is expected to continue to do so. Insurance recoveries in the nine month period ended September 30, 2015 aggregated $2,764,000 and are included in the discontinued operating segment as more fully described in Notes 3 and 11 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q. This 46.3% increase was achieved while meeting all of the Company’s operational costs and obligations, making investments in its websites and databases of approximately $3,755,000, paying aggregate dividends of approximately $4,750,000 in the nine months ended September 30, 2015 and utilizing approximately $993,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2015.

At September 30, 2015, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; insurance deductibles and legal costs related to discontinued operations; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver or a replacement facility, and/or proceeds from the sale of Reis stock. During 2015, the Company may consider, based on market conditions and business needs, refinancing or otherwise amending or replacing the Revolver, though there can be no assurance we will do so, or be able to do so on terms acceptable to us.

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

Changes in Cash Flows

Cash flows for the nine months ended September 30, 2015 and 2014 are summarized as follows:

	For the Nine Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$17,842,160	$11,299,346
Cash (used in) investing activities	(4,002,112)	(3,202,712)
Net cash (used in) financing activities	(5,626,462)	(2,258,925)

Net increase in cash and cash equivalents	$8,213,586	$5,837,709

Net cash provided by operating activities increased $6,543,000 from $11,299,000 provided in the 2014 period to $17,842,000 provided in the 2015 period. This increase was primarily the result of increased operating cash flow of $3,759,000 from the Reis Services segment from $14,685,000 provided in the 2014 period to $18,444,000 provided in the 2015 period (due to growth in revenue and EBITDA and the timing of accounts receivable collections in the Reis Services segment), as well as the impact of net cash provided from discontinued operations due to the collection of $2,764,000 of litigation recoveries in the 2015 period.

Cash used in investing activities increased $799,000 from $3,203,000 used in the 2014 period to $4,002,000 used in the 2015 period. This change resulted from a $790,000 increase of cash used in the 2015 period as compared to the 2014 period for website and database development costs for continuing product development initiatives and a $9,000 increase of cash used for purchases of furniture, fixtures and equipment in the 2015 period. The expectation for 2015 is that cash used for website and database development will exceed the annual 2014 amounts.

Net cash used in financing activities were $5,626,000 and $2,259,000 in the 2015 and 2014 periods, respectively. The 2015 period includes approximately $4,750,000 for dividends declared and paid in the nine months ended September 30, 2015, $993,000 used to settle minimum employee withholding tax obligations on vested RSUs and $89,000 related to costs incurred in connection with the shelf registration statement filed in the second quarter of 2015, offset by proceeds received from employees for option exercises of $206,000. The 2014 period includes cash used of $2,462,000 for dividends declared and paid in the second and third quarters of 2014 and $132,000 for option cancellations, offset by proceeds received from employees for option exercises in the third quarter of 2014 aggregating $335,000.

Cautionary Statement Regarding Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenue, expenses, margins, asset quality, or other future financial or business performance, strategies, prospects or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company could have market risk exposure related to changes in interest rates. This risk may be managed by limiting the Company’s financing exposures, to the extent possible, by purchasing interest rate caps when deemed appropriate.

At September 30, 2015 and December 31, 2014, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and nine months ended September 30, 2015 and throughout 2014, the Company did not have any interest rate caps. No debt was outstanding at September 30, 2015 or December 31, 2014. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

Reis holds cash and cash equivalents at various regional and national banking institutions. Management monitors the institutions that hold our cash and cash equivalents. Management’s emphasis is primarily on safety of principal. Management, in its discretion, may seek to diversify Reis’s cash and cash equivalents among banking institutions to potentially minimize exposure to any one of these entities. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

Cash balances held at banking institutions with which we do business generally exceed the Federal Deposit Insurance Corporation insurance limits. While management monitors the cash balances in these bank accounts, such cash balances could be impacted if the underlying banks fail or could be subject to other adverse conditions in the financial markets.

Item 4. Controls and Procedures.

As of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2015 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended September 30, 2015, the Company did not repurchase any shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description
10.1	Amendment No. 1 to Loan and Security Agreement, dated as of October 7, 2015, between and among Capital One, National Association, as Lender, Reis Services, LLC, as Borrower, and Reis, Inc., as Parent.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Date: October 29, 2015