Form 10-K
period 2015-12-31
Reis, Inc.
filed 2016-03-03
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $201,000,000 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2015. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 11,308,826 as of February 29, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2016 annual stockholders’ meeting are incorporated by reference into Part III of this annual report on Form 10-K.

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

Industry Dynamics

The U.S. commercial real estate (“CRE”) market is a multi-trillion dollar asset class, and according to Prudential Real Estate Investors, real estate transaction volume has increased in each of the past six years. While volume slowed in the second half of 2015, about $880 billion of income-producing transactions, excluding land sales, were completed in 2015, up 8% from 2014. The health of the U.S. economy relative to the rest of the world is expected to drive an increasing number of market participants looking for a safe haven, sustaining market activity in U.S. CRE. Although lower energy prices have reduced the buying power of some sovereign wealth funds, capital flows into U.S. commercial real estate remain healthy. According to Preqin, $91 billion of capital has been raised by private real estate funds over the past year, and an additional $240 billion is poised for deployment1. Based on market expectations for a tick-up in global economic growth in 2016, market forecasters expect a 5% increase in CRE transaction volume to about $920 billion in 20161.

Most areas posing the greatest risk to the CRE market are non-domestic. China in particular has recently experienced tremendous market turmoil, and the paucity of reliable data regarding the world’s second largest economy seems to stoke fears that more uncertainty is ahead. Sharply lower demand from China has had a deep impact on a number of emerging economies such as Brazil, Russia, South Africa and other commodity-exporting countries. Despite these international headwinds, economic and market conditions for investors in U.S. commercial real estate remain attractive. Steady employment and household formation, signs of improving personal income growth, extensive monetary policy support, and multiple sources of domestic and international capital have increased the demand for U.S. property market acquisitions. Space market fundamentals continue to improve, although there is

1  Prudential Real Estate Investors: Trends for 2016

significant variability across geography and property type. Robust rent growth in a number of gateway markets such as San Francisco, San Jose, Boston and New York have been typically accompanied by higher investment volume.

Reis’s market data and forecasts indicate a generally improving U.S. CRE market that will continue to strengthen over at least the next five years and encourage steady levels of development, finance and transaction activity. While the multifamily market has led all property types in the recent recovery, new construction in selected metropolitan markets will place upward pressure on vacancy rates and constrain rent growth over the next few years. Industrial market fundamentals continue to show signs of strength as trade and e-commerce expand across the nation. The U.S. office market continues to recover at a slow and healthy pace. By historical standards, new office construction remains moderate and vacancy rates should continue their modest pace of descent and support slightly faster rent growth, particularly in gateway cities with high concentrations of technology and business service firms. Retail is contending with oversupply and competition from e-commerce; however, new construction continues to be minimal and attractively-priced turn-around and repositioning opportunities still are able to source capital. Low interest rates and relative lack of product being brought to market, with the exception of selected multifamily markets, suggest that demand for high-quality, income-producing real estate assets will remain strong into 2016 and beyond. Stabilizing or tightening occupancies and rising rents and prices across all property types will generate higher volumes of underwriting, valuation and acquisition due diligence and stimulate increasing demand for Reis’s products.

Demand for Data and Analytical Tools

CRE professionals have historically lacked the data and analytical tools available to their peers in other asset classes. With changes in the regulatory climate brought on by Dodd-Frank and other post-recession reforms, the demand for thorough and accurate CRE data has increased rapidly.

The regulatory requirements (such as mark-to-market policies, Basel II and Basel III capital requirements), Federal Reserve and FDIC guidelines and other measures have increased the need for market and portfolio monitoring for CRE professionals. For example:

•

the Federal Reserve conducts an annual exercise known as the Comprehensive Capital Analysis and Review (“CCAR”) in which financial institutions conduct stress tests using downside economic and market scenarios from which they develop capital allocations and reserves;

•	increasing interest among REITs and other equity investors is critical to monitor and update the net asset values of the commercial real estate in their portfolios; and
•	corporations, in response to increasing concentrations of commercial real estate assets on their balance sheets, must meet additional disclosure requirements that may be imposed by the FASB and IASB.

These requirements have generated demand for accurate and timely information, as well as access to valuation tools to evaluate the underlying collateral supporting mortgages and mortgage-related securities.

CRE professionals demand relevant market and transaction data to support effective decision-making and financial reporting throughout all stages of the commercial real estate transaction lifecycle. Access to information on supply, demand, asking and effective rents, lease terms, sales prices, new construction, cap rates and other detailed data across large and small metro areas is sought by property owners, developers, banks, non-bank lenders, brokers and asset managers across the country. To meet the growing demand for data and custom analytics, Reis has designed a suite of products and/or customized reports.

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

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on property performance, new construction and sales transactions. The significant characteristics of the Reis databases include:

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

•	History - up to 36 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available monthly or quarterly and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the eight types of commercial real estate covered by Reis:

	December 31
	2015	2014
Apartment	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	57
Student housing	200	—

Reis programmatically expands its property level and market coverage by geography and property type. During 2014, Reis introduced coverage on its seventh property type, seniors housing, in 57 metropolitan areas and in February 2015 expanded this coverage by adding an additional 53 metropolitan areas, bringing its coverage in the seniors housing sector to 110 markets. In May 2015, Reis introduced coverage on its eighth property type, student housing, with information and reports on 100 student housing markets, and in August 2015 expanded this coverage by adding an additional 100 student housing markets, bringing its coverage of the student housing sector to 200 markets. In 2016, the Company expects to introduce one additional property type, affordable housing, which will bring our offering up to nine distinct property types, with a tenth property type, medical office buildings, scheduled for coverage initiation in 2017.

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

Reis also maintains a sales transactions database in up to 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our eight current property types, as well as for hotel properties. The depth of Reis’s transaction data allows it to track capital flows into commercial real estate markets by geography and property type. Reis has identified the expansion and enhancement of its sales transaction database as one of its primary engines of financial growth over the foreseeable future. Key investments will be made in supplying additional geographic coverage, property types, smaller transactions, licensed photographs, and tabular, graphic and textual analysis.

Reis’s long-standing relationships with thousands of data sources, including building owners, property managers and agents, represent a unique and highly valuable asset that has required decades of investment. The Company is recognized by the industry and the business and trade press as the premier source of objective, timely and granular market information, a reputation attributable to two key factors: (1) Reis is viewed as independent as it does not compete as a broker in the listings space; and (2) Reis information is used by owners and managers in the underwriting, due diligence and marketing of properties, mortgages and real estate backed securities at both the single asset and portfolio levels.

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

Reis SE

Reis SE (or sometimes referred to as “Reis Subscriber Edition”), available at www.reis.com, is the Company’s flagship product, designed to assist in market research, due diligence and support of commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring, asset management and appraisal. Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing) or on the market/submarket level and are available as full color, presentation quality documents or in spreadsheet formats.

Key features of Reis SE include:

•

Market Reports - On a monthly basis, Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing property types in up to 275 metropolitan areas and more than 7,200 discrete market areas and segments.

•

Rent Comparables - Based on a user specified area, Reis supplies property level performance data such as rents and vacancies, as well as comparable group summary statistics, including concessions, operating expenses and lease terms.

•

Sales Comparables - Reis maintains a sales comparables database containing transactions in up to 277 metropolitan areas (as of December 31, 2015). The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000, for our eight current property types, as well as for hotel properties.

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

•

Executive Briefings - Comprehensive summaries that take the form of an analyst’s write-up for hundreds of metropolitan areas, thousands of submarkets, and tens of thousands of individual properties. What a real estate analyst could take days preparing, Reis can generate in seconds.

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

•	Real Estate News and Commentary - The Reis “Observer” and news stories selected by Reis analysts from among hundreds of sources to provide news relevant to a particular market and property type.

•	Email Alerts - Customizable email alerts that let users receive proactive updates on markets of interest.

Access to Reis SE is by secure password and can be customized to accommodate the geographic coverage, property type and analytical needs of subscribers. For example, the product can be tailored to provide access to all or only selected markets, property types and report combinations.

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

The addressable subscriber market for ReisReports includes hundreds of thousands of prosumers and small enterprises. To expand the total user base of ReisReports, the Company markets through various traditional and online media channels to CRE professionals active in individual metropolitan areas.

Mobiuss Portfolio CRE and Other Portfolio Support Products and Services

Mobiuss enables clients to quickly and thoroughly assess portfolio risks and opportunities by integrating client loan and property information with Reis property and submarket data which is processed through a credit model. The solution is delivered in a web-based, visually engaging interface. Mobiuss is targeted to both debt and equity capital providers active in U.S. commercial real estate and, specifically, to banks with significant CRE loan exposure.

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

The Company has been able to assist financial institutions (during 2015 and in prior years) in the evaluation of their CRE loan portfolios through other means besides Mobiuss, including custom data deliverables and providing data clean-up, advisory and other consulting services. Reis stands ready to assist all client and non-client financial services firms and other real estate professionals however they need information or services.

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

Cost of Service

Reis’s data is made available in six ways, with price points that are reflective of the level of content being made available:

•

annual and multi-year subscriptions to Reis SE ranging in price from $1,000 to in excess of $1,000,000, depending upon the subscriber’s line of business and the combination of markets, property types and reports subscribed to; renewals for Reis SE are negotiated in advance of the expiration of an existing contract based on factors such as a subscriber’s historical and projected report consumption;

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

•

custom data deliverables ranging in price from $1,000 for a specific data element to hundreds of thousands or millions of dollars for custom data deliveries, portfolio valuation and credit analysis; and

•

individual reports, which can be purchased with a credit card, having retail prices up to $999 per report, are available to anyone who visits Reis’s retail website or contacts Reis via telephone, fax or email; however, certain reports are only available with an annual subscription or capped subscription account.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. In the case of custom data deliverables, revenue is recognized upon completion and delivery to the customers, provided that no significant Company obligations remain.

Subscribers

At December 31, 2015, Reis had approximately 1,000 enterprise subscribers under signed contracts for its core Reis SE product. A subscribing entity may have one or many users entitled to access Reis SE. Nearly all of our Mobiuss subscribers are also Reis SE subscribers. These numbers do not include users who pay for individual reports by credit card, subscribers to our ReisReports product or users of information available on third party platforms through our data redistribution relationships.

The vast majority of the Company’s largest subscribers have utilized Reis’s core product for many years and have represented a stable user and revenue base. Subscribers include banking institutions, property owners, brokers, lessors, builders, REITs, pension funds, insurance companies, developers, commercial banks, non-bank lenders, equity investors, appraisers, accountants, consultants, academia, and government institutions. At December 31, 2015, approximately 86% of Reis SE customers (based on total customer dollars) are debt and equity capital providers, with banks and other financial institutions comprising approximately 52% and investment funds and equity owners comprising approximately 34%; service providers account for the remaining 14%.

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

We also protect the secrecy of our proprietary databases, our trade secrets and our proprietary information through confidentiality and non-competition agreements with our employees, vendors and consultants. Our services also include technical measures designed to detect unauthorized copying of our intellectual property. The Company’s compliance department monitors usage to ensure that all client usage is consistent with the terms of its contract and has created analytic and other forensic tools to identify unauthorized access to Reis SE as a result of password migration and sharing.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the market information needs of U.S. commercial real estate investors and lenders. Reis competes directly and indirectly for subscribers with online services or websites targeted to commercial real estate professionals such as CoStar Group, Inc. (or “CoStar”) (including its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Inc., Xceligent, CBRE Econometric Advisors (formerly known as Torto Wheaton Research, a wholly-owned subsidiary of CB Richard Ellis), and Moody’s Analytics, Inc., as well as with various local and regional data providers covering selected markets and in-house real estate research departments. Another source of information has been market reports published by brokerage firms, although the promotional nature of many of these publications and their irregular publishing schedule make them less reliable as an ongoing resource for many CRE practitioners.

Discontinued Operations – Residential Development Activities

Prior to May 2007, the name of the Company was Wellsford Real Properties, Inc. (“Wellsford”). Wellsford, which was originally formed on January 8, 1997, acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining residential units and homes at its projects or divested of the remaining residential projects in bulk sales by April 2011. In 2012, the Company settled construction defect litigation at its Colorado project, and in 2015 finalized its efforts to recover funds from other responsible parties as more fully described in Note 3 and Note 10 of the consolidated financial statements, included in this annual report on Form 10-K.

The Residential Development Activities segment, including certain general and administrative costs that supported that segment’s operations, are presented as a discontinued operation for 2015, 2014 and 2013.

Corporate Information

The Company’s executive offices are located at 530 Fifth Avenue, Fifth Floor, New York, New York 10036; telephone: (212) 921-1122; website: www.reis.com; email: investorrelations@reis.com. Please note that information on the Company’s website is not part of this annual report on Form 10-K.

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

The Company had 272 employees as of December 31, 2015.

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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	lower than expected revenues and other performance measures such as income from continuing operations, EBITDA and Adjusted EBITDA;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	inability to access adequate capital to fund operations and investments in the Company’s business;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatening or future litigation; and

•	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

Our overall renewal rates were 88% and 87% for the trailing twelve months ended December 31, 2015 and 2014, respectively (for institutional subscribers, the renewal rates were 90% and 89% for the trailing twelve months ended December 31, 2015 and 2014, respectively). During 2014, the Company experienced a decline in the renewal rates which reflected management’s decision to be more aggressive with renewal pricing policies, particularly in instances where customer usage levels were significantly greater than what was initially estimated as annual usage for that customer. We believe that aligning client report consumption and value with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is more important in the long-term, than a modest decline in the current renewal rate. In management’s experience, many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings; however there is no certainty that non-renewing customers will ultimately renew with Reis.

There can be no assurance that we will be successful in continuing to identify and sell to additional subscribers, expand business from our existing subscribers, regain non-renewing customers, or either maintain or increase our renewal rates.

Our revenues are concentrated among certain key subscribers.

We have approximately 1,000 enterprise subscribers to Reis SE at December 31, 2015. The largest individual subscriber accounted for 10.6% and 2.9% of our revenue for the years ended December 31, 2015 and 2014, respectively. The 2015 revenue from our largest individual subscriber atypically included significant amounts of revenue from custom data deliverables, data clean-up and advisory and consulting services, as more fully described elsewhere in this annual report on Form 10-K. If we were to experience a reduction or loss of business from a number of our largest subscribers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our profitability, financial condition and cash flows. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations among our subscribers and potential subscribers and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our subscribers and potential subscribers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

The market for information, analytics and decision support services in general is highly competitive and rapidly changing. We compete with (1) local companies that offer commercial real estate research with respect to their specific geographic areas and (2) national companies that offer national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including both its Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Xceligent, CBRE Econometric Advisors and Moody’s. Some of our competitors, either alone or with affiliated entities, may have greater name recognition, larger subscriber bases or greater financial, technical or marketing resources than we have. Future competition may come from large digital enterprises seeking to enter the CRE information space. These enterprises could have access to significantly more capital and technical expertise than Reis. At the same time, current and future competitors may seek to employ new technologies and approaches. Such innovations could potentially reduce the cost of data collection and analytics and improve the frequency and accuracy of CRE market information. Reis is also currently developing and completing emerging technologies to advance its data collection programs, improve products, and reduce costs; however, there can be no assurance that these efforts will be successful. In addition, some current or future competitors may be able to undertake more effective marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees and business partners. Competition could negatively impact our revenues, profitability, financial condition and cash flows.

We may not be able to maintain Reis Services’s historical rates of growth in revenues or EBITDA. In addition, multi-year contracts may negatively impact our growth rates.

Historically, Reis Services has experienced revenue and EBITDA growth (we define EBITDA as earnings (income (loss) from continuing operations), before interest, taxes, depreciation and amortization). Annual revenue grew by 11.2% from 2012 to 2013, by 19.0% from 2013 to 2014, and by 23.1% from 2014 to 2015. On a pro forma basis, revenue grew by 13.2% from 2012 to 2013 after consideration of certain pro forma items in 2012 and by 14.9% from 2014 to 2015 after consideration of certain pro forma items in 2015, as more fully described in Item 7. The fourth quarter and annual 2015 revenue was the highest quarterly and annual revenue in the Company’s history. It also marks the 23rd consecutive quarterly increase in revenue over the prior year’s corresponding quarter. There can be no assurance that our revenues will continue to grow at or in excess of the pace of our recent performance, on a consecutive quarter basis, on a year-over-year basis, or at all in the future.

Reis Services’s annual EBITDA grew by 12.1% from 2012 to 2013, by 17.8% from 2013 to 2014, and by 31.0% from 2014 to 2015. On a pro forma basis, Reis Services EBITDA grew by 17.3% from 2012 to 2013, after consideration of certain pro forma items in 2012, and by 17.3% from 2014 to 2015 after consideration of certain pro forma items in 2015, as more fully described in Item 7. The fourth quarter of 2015 marks the 21st consecutive quarterly increase in Reis Services EBITDA over the prior year’s quarter. Expenses will increase in the future, including expenses for content maintenance, sales, marketing and product development, with the expectation that these expense increases will drive future revenue growth; however, such additional expenses could result in reduced margins or profitability, or negatively impact liquidity in the near term, and if not successful, may negatively impact margins, profitability and liquidity in the long term. There can be no assurance that future EBITDA or Adjusted EBITDA for the Reis Services segment, or on a consolidated basis will continue to grow at or in excess of the pace of our recent performance, on a consecutive quarter basis, on a year-over-year basis, or at all. There can be no assurance that we will be able to maintain or expand our EBITDA or EBITDA margins for the Reis Services segment, or on a consolidated basis, in the future. EBITDA and Adjusted EBITDA are non-GAAP financial measures within the meaning of the rules and regulations of the SEC. See Item 7 for reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP measure, income from continuing operations, for both the Reis Services segment and on a consolidated basis.

As mentioned above, management is presenting revenue on a pro forma basis for 2015. The Company recognized significant revenue in 2015 for custom data deliverables, as well as custom portfolio and advisory services, for one of our existing Reis SE subscribers aggregating approximately $4,500,000 in 2015. These contracts called for a substantial volume of highly granular market, submarket and comparables data, as well as a one-time custom analysis of the institution’s commercial real estate portfolio. An additional delivery was made to this customer in February 2016 for which the Company will recognize revenue upon delivery, positively impacting results for the first quarter of 2016; however, we cannot determine at this time whether such custom deliverables to this particular customer will continue beyond February 2016. Although the Company believes that there could be additional opportunities to assist client and non-client financial services firms and other real estate investors with evaluating the health of their real estate portfolios, there can be no assurance that this subscriber or other subscribers will have continued demand for one-time custom data deliverables, portfolio and advisory services.

Over the past few years, Reis has made a concerted effort to encourage multi-year contracts, when appropriate, with terms of two or three years, and in some cases, four years. Securing customers into contracts greater than 12 months allows for a stable revenue base and increased revenue visibility (as measured by our level of reported Aggregate Revenue Under Contract (see Item 7 for more information on this performance metric)) and increased cash flow visibility, positively impacts our renewal rates and allows for a better allocation of account management and other personnel resources. However, multi-year subscriptions mute our revenue growth rates after the first year of the subscription. For our subscription products we recognize revenue ratably over the related contractual period. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. On any given multi-year contract, the biggest revenue growth will be reflected in the 12 month period following a negotiated renewal, with no further revenue growth generated from that contract after the first year. Although our cash collection increases year-over-year, multi-year contracts have a flattening effect on our overall revenue growth rate. This would also similarly impact our EBITDA growth rates. As of December 31, 2015, approximately one-third of our customers are signed to a multi-year deal.

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

Our business and the commercial real estate industry are sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenues, expenses, profitability or cash flows, such as:

•	periods of economic slowdown or recession in the U.S. or locally;

•	budgetary and financial burdens on our subscribers and potential subscribers;

•	mergers, acquisitions, failures or government takeovers of our subscribers and potential subscribers;

•	governmental intervention in economic policy;

•	inflation or deflation;

•	flows of capital into or out of real estate investment in the U.S. or various regions of the U.S.;

•	changes to the manner in which transactions are financed;

•	changes in the risk profile of real estate assets and collateral for financings;

•	changes or consolidation in the real estate industry;

•	changes in levels of rent, absorption, leasing activity or appreciation of asset values;

•	changing interest rates;

•	changes in tax and accounting policies;

•	changes in the cost and availability of capital;

•	changing regulatory requirements;

•	lower consumer confidence;

•	wage and salary levels;

•	war, terrorist attacks or natural disasters; or

•	the public perception that any of these conditions may occur.

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

During September 2015, Reis purchased the Intellectual Property (“IP”) associated with the Mobiuss platform.    Revenue from Mobiuss for contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription, compared to the Company’s 50% share of subscription value prior to the purchase of the Mobiuss IP. After completion of the transaction, Reis owns all of the Mobiuss IP, and will be solely responsible for any new functionality development, maintenance of the system and marketing and sales initiatives. Our operating results could be negatively affected if any of these efforts are not successful.

Our ReisReports and Mobiuss offerings, or other future products, may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.

During 2016, we expect to continue our sales and marketing efforts in connection with certain initiatives, including our ReisReports and Mobiuss product offerings, as well as potential new products expected to be introduced in 2016, which could result in increased expenses. If our costs for these efforts exceed our expectations, our profitability and financial position could be adversely affected. In addition, if we incur additional costs to expand these products and we are not successful in marketing or selling these expanded services, this could have an adverse effect on our financial position by increasing our expenses without increasing our revenues, impacting margins, profitability and cash flows.

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

Our success depends on our subscribers’ confidence in the comprehensiveness, accuracy, and reliability of the data and forecasts we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, we depend to a large degree on information provided to us by third parties, including commercial real estate brokers, agents and property owners. Further, data is susceptible to electronic malfeasance including theft, alteration, deletion, viruses and malevolent activities by computer hackers. In addition, our reports and conference calls for the benefit of our subscribers may contain forecasts with respect to real estate trends. Although our contracts contain language limiting our liability if any of our data or forecasts are inaccurate or are later not borne out by actual results, for any of the above reasons, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data and forecasts.

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

In protecting our intellectual property, we will enforce our rights against people and businesses that infringe our intellectual property, including through legal action. Taking such action may cause the Company to expend significant financial resources, and we cannot ensure that such actions will be successful. Any unlawful use of our intellectual property, and subsequent legal action, could make it more expensive for us to do business and negatively impact Reis’s results of operations and financial condition.

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

Additionally, our services substantially depend on systems provided by third party vendors and service providers, over whom we have little or no control. Interruptions in service could result from the failure of data providers, telecommunications providers, or other third parties, including break-ins, unauthorized access, computer viruses, vandalism, fire, floods, severe weather, earthquakes, power loss, telecommunications failures, terrorism, acts of war, and other similarly damaging events. We depend on these third party providers of

Internet communication services to provide continuous and uninterrupted service. We also depend on Internet service providers that provide access to our services. Any disruption in the Internet access provided by third party providers or any failure of third party providers to handle higher volumes of user traffic could harm our business.

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

As part of our subscriber registration process, our subscribers agree to receive emails and other communications from us. In addition, we use email and other online marketing techniques to reach potential subscribers. We may be subject to restrictions on our ability to communicate through email and phone calls, even with existing subscribers. The U.S. and other jurisdictions have proposed or adopted laws that restrict or prohibit unsolicited email or spam. These laws may impose significant monetary penalties for violations. In addition, laws or regulations that could harm our business could be adopted, or reinterpreted so as to affect our activities, by Federal and state governments, regulatory agencies or foreign governments or agencies. This could include, for example, laws regulating the source, content or form of information provided on our websites, the information or services we provide, or our transmissions over the Internet. Violations or new interpretations of these laws or regulations may result in penalties, damage our reputation, increase our costs or make our services less attractive.

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

Reis has $54,825,000 of goodwill at December 31, 2015, which is not an amortizable asset and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. In addition, the carrying amount of amortizable intangible assets at December 31, 2015 aggregated $15,687,000. There were no indications of impairment in any of the Company’s intangible assets or goodwill at December 31, 2015. If, in the future, a determination is made that the carrying amount of the Company’s goodwill or amortizable intangible assets is less than the fair value of the respective asset, the Company would record an impairment charge in accordance with the applicable accounting literature. Any future impairment charge could negatively impact the Company’s results of operations, net worth, or the market price of our common stock.

Our business depends on retaining and attracting capable management, operating and sales personnel.

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

In order to support future revenue growth, we need to continue to expand, train and retain our sales force. Our ability to develop a strong and productive sales force may be adversely affected by: our ability to attract, retain and motivate new sales personnel; our ability to properly train our sales force; the capability of our sales force to sell an increasing number of potential new products and services while negotiating higher rates on existing services; the length of time for new sales personnel to become productive and quota carrying; competition from other companies in hiring and retaining sales personnel; and our ability to effectively structure our sales force. If we are unable to hire qualified sales personnel and develop and retain the members of our sales force, including sales management, or if our sales team is not successful, our revenues or growth rate could decline and our expenses could increase.

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

Changes in accounting and reporting policies or practices may impact our financial results or presentation of results, which may adversely affect our stock price.

Any potential changes in accounting and reporting policies or practices (such as changes in revenue recognition or lease accounting rules) could impact the timing of the recording of revenue or expenses, could increase expenses, and could reduce our revenue, income from continuing operations, net income, EBITDA and Adjusted EBITDA, which results may be independent of changes in our operations. These increases in expenses, in conjunction with reductions in reported revenue, income from continuing operations, net income, EBITDA and Adjusted EBITDA could cause our stock price to decline.

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

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015. Dividends paid by the Company during 2015 and 2014 aggregated approximately $6,338,000 and $3,698,000 respectively. On February 16, 2016, the Company announced that it has increased the dividend payable on March 16, 2016 to $0.17 per common share. Although we anticipate paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. If the Board were to declare a special dividend, or increase the regular quarterly dividend pay rate, the cash used for such a special dividend or dividend increase could adversely impact our liquidity. Conversely, if we were to reduce, or stop paying a quarterly dividend, it could result in a change in the investment profile of Reis and could cause certain stockholders with an investment criteria of investing in stocks that pay a dividend to sell our stock, potentially adversely affecting the market for and the market price of our common stock.

The Company may decide to sell shares of stock which could be dilutive to existing shareholders of Reis stock.

In order to continue to grow revenue, management may need to increase its spending to hire additional employees to build databases and improve our website functionality, or may identify the need to invest in additional or new technology or pursue an acquisition of tangible or intangible assets or a business. We may need additional cash, beyond what is generated by the business or available under existing debt arrangements, or if new credit is not available, to be able to fund certain objectives, and may decide to raise capital by selling additional shares of common stock or issuing other forms of equity in Reis. If we issue equity or convertible debt securities, existing stockholders’ ownership may be diluted. In addition, the price for which our shares trade may be reduced.

In June 2015, the Company’s shelf registration statement on Form S-3 was declared effective. The shelf registration statement permits the offering, issuance and sale of up to a maximum aggregate offering price of $75,000,000 of the Company’s stock from time to time for three years. Any determinations about the issuance of new common shares will be at the discretion of the Company’s Board and the use of proceeds, unless otherwise indicated, will be for general corporate purposes, which may include working capital, capital expenditures or acquisitions. Management will retain broad discretion in the allocation of the net proceeds. Although the Company has no immediate plans to issue shares under the shelf registration statement, any potential equity offerings in the future could dilute the ownership interest of our existing stockholders and could cause the Company’s stock price to decline.

Certain of our executive officers and directors own a significant percentage of our stock, have significant control of our management and affairs, and may favor transactions or policies with which you disagree.

The named executive officers and directors of Reis in the aggregate beneficially owned approximately 22.6% of Reis’s outstanding common stock as of December 31, 2015. Of this total, Lloyd Lynford and Jonathan Garfield, each of whom is a founder, an executive officer and a director of the Company, beneficially owned 11.4% and 8.2%, respectively, at December 31, 2015. A significant concentration of share ownership may adversely affect the trading price of a company’s common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. A concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control might be seen as beneficial to other Reis stockholders.

Executive officers, directors and employees may sell shares of Reis stock.

Certain of our executive officers, directors and employees currently have in effect or may establish selling plans in accordance with the rules and regulations of the SEC. These selling plans may be utilized to provide such employees with a degree of financial diversification, estate and family planning, as well as to assist in satisfying certain tax or other financial obligations. In the fourth quarter of 2014, both Lloyd Lynford and Jonathan Garfield established selling plans under Rule 10b5-1 which were designed to comply with selling limitations under Rule 144. Those plans expired in the second quarter of 2015. Mr. Garfield established a new selling plan in the fourth quarter of 2015. William Sander, the President and Chief Operating Officer of Reis Services, has had selling plans under Rule 10b5-1 in place for a number of years. In connection with the June 2015 registration statement on Form S-3, Lloyd Lynford and Jonathan Garfield also registered their shares, making them eligible for inclusion in an offering by the Company or for sale in the open market, privately negotiated transactions or other transactions. As of the date of this annual report on Form 10-K, neither individual has sold any shares under this registration statement. Messrs. Lynford and Garfield may also sell shares from time to time (other than pursuant to this registration statement) under Rule 144 or another exemption from the SEC’s registration requirements. The market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of our officers or directors, or selling under the Form S-3 by Mr. Lynford and/or Mr. Garfield, perceiving that such selling or plans to sell represent a decline in management’s confidence about our prospects or that the parameters for and trading under a Rule 10b5-1 sales plan or off of the Form S-3 or other selling could cause downward pressure on our stock price.

Separately, stock options were granted to certain named executive officers and other employees in 2007, which are set to expire during 2017. The exercise of those options, like any other equity award vesting or exercise, will create dilution and could exert downward pressure on the Company’s stock price.

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

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, unless waived by the then existing board. Our Board may approve certain transactions or exempt certain interested stockholders at any time prior to a party becoming an interested stockholder. At December 31, 2015 and through the date of this annual report on Form 10-K, the Board has not approved any exemptions from the Maryland statute.

Increases in interest rates could increase our interest expense.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility, which we refer to as the 2012 Revolver. The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. On January 28, 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum.

As of December 31, 2015, we had no debt outstanding; however, we may borrow amounts under the Revolver in the future. There have been instances in the past when we purchased interest rate caps on our outstanding debt to limit our exposure to significant interest rate increases. In deciding whether to purchase interest rate caps or other hedging instruments, we may weigh the value of protection against significant increases in interest rates against the cost of such instruments. The Company does not have any interest rate caps or other hedging instruments at December 31, 2015. Therefore, if interest rates increase, our interest costs on any outstanding borrowings would also increase, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

The Company has significant Federal, state and local net operating loss, or NOL, carryforwards at December 31, 2015. The aggregate Federal NOLs were approximately $46,018,000 at December 31, 2015. These NOLs include amounts generated subsequent to the Merger, losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $13,300,000 of these Federal NOLs are subject to an annual limitation of $2,779,000 per year, whereas the remaining balance of approximately $32,718,000 is not subject to such a limitation. All of these losses may be utilized against consolidated Federal taxable income in the future. The actual ability to utilize the tax benefit of any existing NOLs will be dependent upon the Company’s ability to generate taxable income in the future, if at all.

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. In April 2015, New York City enacted a law which substantially conforms with the New York State changes. The Company expects, in the future, that it will be subject to cash payments for a portion of its state and local income taxes as the changed New York State and New York City laws limit the amount of existing NOLs which could be used each year. Although the amount of NOLs in New York State and New York City are limited for any particular year, we expect to fully utilize all of our NOLs in the future.

Federal, state and local tax audits may result in the payment of additional taxes, penalties and interest.

Our tax returns are subject to audit by Federal, state and local tax authorities. Currently, Reis’s Federal tax returns are open for 2013 and 2014. Reis’s and a subsidiary’s New York State and New York City tax returns are open, as a result of signed waivers which extended the statute of limitations for the years 2007 to 2014. The tax returns of another Reis subsidiary are open in Colorado for 2011 to 2014. All other tax years are closed. However, prior year tax returns giving rise to an NOL may be reviewable in connection with the audit of a later tax year when such loss is utilized. The ultimate resolution of the open tax years for New York State and New York City, as well as open tax years for Federal purposes, could result in the payment of additional tax, penalties and interest, which could negatively affect our profitability and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2015, the Company leased approximately 38,000 square feet of space in New York, New York under two leases, both of which expire in September 2016 and approximately 48,000 square feet of space in White Plains, New York, under one lease, which expires in June 2023. The Company is currently evaluating its options in advance of the September 2016 expirations.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the NASDAQ Global Market under the symbol “REIS.” As of December 31, 2015, there were 230 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

The high and low sales prices per share for our common stock for each quarter in the years ended December 31, 2015 and 2014 are as follows:

	2015		2014
Quarter	High	Low	High	Low
First	$27.61	$21.80	$19.80	$16.64
Second	$27.04	$20.00	$21.23	$16.36
Third	$26.00	$19.91	$23.95	$20.95
Fourth	$25.25	$21.12	$28.82	$21.37

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2010 through December 31, 2015, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group for stock price performance purposes, due to the limited number of issuers in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2010, and (2) reinvestment of dividends. The total return for Reis common stock from December 31, 2010 to December 31, 2015 was a gain of approximately 250.6% versus a gain of approximately 80.6% for the S&P 500 and a gain of approximately 55.2% for the Russell 2000.

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015. Dividends paid by the Company during 2015 and 2014 aggregated approximately $6,338,000 and $3,698,000 respectively. On February 16, 2016, the Company announced that it has increased the dividend payable on March 16, 2016 to $0.17 per common share. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. The Company did not declare or distribute any dividends during the year ended December 31, 2013.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Issuer Purchases of Equity Securities

During the fourth quarter and year ended December 31, 2015, the Company did not repurchase any shares of common stock.

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

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of common stock of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2015 were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

(amounts in thousands, except per share data)
	For the Years Ended December 31,
Consolidated Statements of Operations:	2015	2014	2013	2012	2011

Subscription revenue	$50,890	$41,335	$34,721	$31,229	$27,180
Income from continuing operations (A)	$8,071	$4,616	$17,933	$8,013	$4,861
Net income (loss) (A)(B)(C)	$10,305	$4,047	$17,597	$(4,284)	$1,886

Per share amounts – basic:
Income from continuing operations	$0.72	$0.42	$1.65	$0.75	$0.46
Net income (loss)	$0.92	$0.37	$1.62	$(0.40)	$0.18

Per share amounts – diluted:
Income from continuing operations	$0.69	$0.39	$1.57	$0.73	$0.45
Net income (loss)	$0.88	$0.34	$1.54	$(0.39)	$0.17

Cash dividends per share	$0.56	$0.33	$—	$—	$—

	December 31,
Consolidated Balance Sheets:	2015	2014	2013	2012	2011

Cash (D)	$28,658	$17,745	$10,560	$4,961	$22,153
Total assets	$133,199	$123,888	$117,867	$98,034	$111,218
Debt (from continuing operations) (E)	$—	$—	$—	$—	$5,691
Deferred revenue	$25,291	$22,885	$20,284	$18,230	$15,707
Total stockholders’ equity	$101,579	$96,113	$92,871	$74,557	$77,510

	December 31,
Consolidated Statements of Cash Flows:	2015	2014	2013	2012	2011

Net cash provided by (used in):
Operating activities (D)	$24,236	$14,789	$11,442	$(6,555)	$11,961
Investing activities	$(6,187)	$(4,203)	$(4,499)	$(4,037)	$(3,623)
Financing activities (E) (F)	$(7,136)	$(3,401)	$(1,344)	$(6,600)	$(6,349)

(A)

The 2013, 2012 and 2011 amounts reflect a net tax benefit of $13,670, $5,427 and $4,075, respectively, in both income from continuing operations and net income (loss), primarily from the reversal of valuation allowances recorded against certain of the Company’s net operating loss carryforwards.

(B)	The 2012 net (loss) and related per share amounts reflect a net litigation charge of $11,547, which was recorded in income (loss) from discontinued operations in 2012. See “Item 3. Legal Proceedings.”
(C)	The 2011 net income and related per share amounts reflect a net litigation charge of $4,460, which was recorded in income (loss) from discontinued operations at December 31, 2011. See “Item 3. Legal Proceedings.”
(D)	The Company’s cash balance at December 31, 2012 and cash flow from operating activities was negatively impacted by the $17,000 cash settlement paid in 2012 in connection with the Gold Peak litigation. Operating cash flow was positively impacted in 2015 by $4,779 from litigation recoveries in that period. See “Item 3. Legal Proceedings.”
(E)	Debt (from continuing operations) was fully repaid in 2012. Cash flows from financing activities in 2012 and 2011 include the repayment of debt of $5,691 and $5,531, respectively. The Company has no outstanding debt at December 31, 2015, 2014, 2013 and 2012.
(F)	Financing activities in 2015 and 2014 reflect the use of cash for dividend payments of $6,338 and $3,698, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Management Summary

The Company’s financial performance in 2015 was significantly attributable to two factors: the essential nature of our products and the new and expanded contracts that have resulted from the enforcement of our intellectual property rights.

Product

Management continued its long-standing commitment to providing commercial real estate investors with industry leading market information and innovative analytical tools in 2015. The adoption of our products and reliance on our data, both by new customers and within our existing customer base, was a significant contributing factor to our 2015 results. We have invested heavily in our databases and our websites over many years; we increased that investment to a record level in 2015 as we introduced meaningful product enhancements and extensions. The goal of ever-greater granularity guides Reis’s strategic plan with respect to: property type; geographic markets; and building level and transaction detail. The investments made in 2015 include an increase to our employee ranks by 33% during calendar 2015 and using approximately $5.8 million in cash to expand our databases and websites.

During 2015 we expanded our portfolio-related offerings. We provided a major financial institution with custom data deliverables, as well as portfolio and advisory services for an aggregate contract value of $5,775,000. A contract for data and services of this nature is a testament to our proprietary databases and the quality, depth and breadth of Reis’s coverage in multiple CRE sectors. We seek to continue to provide custom data deliverables and other related services to this institution, as well as to client and non-client financial services firms and other real estate investors.

Our 2016 plans include further significant expansion of staffing in our data collection and product teams and an expected historic level of spending by Reis on the development of new sectors, market segments, and transactions. We will launch our ninth property type, affordable housing, an especially complex property type because of the necessity of capturing data on a wide array of Federal and state programs. We will continue to significantly augment our sales transaction database by adding more property types, geographies, licensed photos and analytical context.

Intellectual Property

The protection of our intellectual property (“IP”) takes multiple forms. First, we have worked to ensure that customers are paying for our information in proportion to the value they receive and/or their level of usage. In our annual report on Form 10-K for the year ended December 31, 2014 and in subsequent quarterly report filings on Form 10-Q, we documented our approach and disclosed that our renewal rates may temporarily decline as we optimize related revenue opportunities. Our policy is to negotiate first-time and renewing contracts to reflect a reasonable relationship among price, usage and value. The second attribute of Reis’s IP protection has been to ensure that our subscribers’ usage conforms with the contract’s terms and conditions. Thirdly, we have developed a compliance team that is charged with identifying unauthorized access to our website, Reis SE. Such unauthorized access primarily occurs through password sharing (either within a subscribing firm, or to individuals outside the subscribing firm) or password migration (a user at a subscriber leaves that firm and continues to utilize their password at their new job), or unauthorized consultant usage (a consulting firm illicitly gains access to our system or reports under the guise of being an employee of a licensed firm, including but not limited to international outsourcing, seconded employees and contract/third party underwriting services). We have developed tools to identify unauthorized usage which is pursued by our compliance team. During 2015, we initiated multiple litigations related to unauthorized access of our products in the U.S. District Court for the Southern District of New York. There have also been dozens of instances in which we have reached negotiated settlements in regards to unauthorized use of our products, resulting in new contracts and revenue in 2015 from converting unlicensed users into paying subscribers. Overall, the protection of our IP remains a top priority in 2016 and we will continue to rigorously pursue such cases.

Metrics

Revenue grew to $50,890,000 in 2015, an increase of $9,555,000, or 23.1% in 2015 over 2014. EBITDA of the Reis Services business grew 31.0% over that same period, resulting in an EBITDA margin for the Reis Services business of 43.4%. Adjusted EBITDA, on a consolidated basis, grew 36.0% from 2014 to 2015 and resulted in an Adjusted EBITDA margin of 38.3%. On a pro forma basis, revenue was $47,504,000 for the year ended December 31, 2015 which resulted in pro forma revenue growth of

$6,169,000 or 14.9% for the year ended December 31, 2015 over the actual reported 2014 amount. Defined terms and reconciliations to the most comparable GAAP financial measures in this Management Summary are presented elsewhere in this Item 7.

Our cash balance has grown by $10.9 million in 2015. This growth occurred while we invested approximately $5.8 million in our website and databases, and continued a dividend program that distributed approximately $6.3 million to shareholders. The 2015 results have demonstrated that we can invest prudently, grow revenues, EBITDA and our cash balance, while simultaneously rewarding our shareholders. For 2016, we expect to continue to generate additional cash as we prioritize growth through the introduction of new geographic markets, property types and increased granularity.

Over the past four years, in order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. The average life of multi-year contracts signed in each of the last three years is approximately 2.2 years. Based upon several factors, including historical and anticipated report consumption, our account managers determine whether Reis and a subscriber are best served by an annual or multi-year commitment. There are significant benefits, on a selective basis, of lengthening the duration of client contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates and future revenues. From an operational perspective, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If a multi-year contract includes pricing steps on and after the first anniversary, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. At December 31, 2015, approximately one-third of our customers were signed to multi-year contracts, including many of our largest subscribers. The reported levels of deferred revenue and Aggregate Revenue Under Contract of $25,291,000 and $48,014,000, respectively, suggest strong financial performance during 2016. However, the effect of having such a significant segment of our subscriber base under multi-year agreements may result in variability in our growth rates.

Operationally, we expect to further accelerate our investing in technology and databases. Our employee headcount in the sales and operational groups will increase in 2016, and we will further accelerate several marketing initiatives. The effects of 2015’s headcount increases of 33% and the 2016 expected growth in the number of employees by a similar rate have made it necessary to lease additional space. In addition, with the expiration of approximately 38,000 square feet of space in New York City, we will be seeking a new lease which will increase our occupancy costs from rent increases and may cause a period of overlapping rent expense. These continuing investments and occupancy related costs will negatively impact our annual EBITDA and Adjusted EBITDA growth rates for 2016 and cause temporary declines in our EBITDA and Adjusted EBITDA margins in 2016. Variability in growth rates and margins could occur quarter to quarter in 2016.

Please read the remainder of this Item 7 for additional detail about our critical business metrics, reconciliations of income from continuing operations to EBITDA and Adjusted EBITDA and reconciliations of deferred revenue to Aggregate Revenue Under Contract, results of operations, our liquidity and capital resources, changes in cash flows and selected significant accounting policies.

Critical Business Metrics

Management considers certain metrics in evaluating the performance of the Reis Services segment and our consolidated results. These metrics are revenue, revenue growth, EBITDA (which is earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is earnings before interest, taxes, depreciation, amortization and stock based compensation) and Adjusted EBITDA margin. Other important metrics that management considers include the cash flow generation as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 7.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended December 31,			Percentage
	2015	2014	Increase	Increase

Reis Services segment:
Revenue	$14,206	$10,726	$3,480	32.4%
EBITDA	$6,477	$4,410	$2,067	46.9%
EBITDA margin	45.6%	41.1%
Consolidated, excluding discontinued operations:
Revenue	$14,206	$10,726	$3,480	32.4%
EBITDA	$5,494	$3,631	$1,863	51.3%
EBITDA margin	38.7%	33.9%
Adjusted EBITDA	$5,929	$3,889	$2,040	52.5%
Adjusted EBITDA margin	41.7%	36.3%

	For the Three Months Ended
	December 31, 2015	September 30, 2015	Increase	Percentage Increase

Reis Services segment:
Revenue	$14,206	$12,137	$2,069	17.0%
EBITDA	$6,477	$4,910	$1,567	31.9%
EBITDA margin	45.6%	40.5%
Consolidated, excluding discontinued operations:
Revenue	$14,206	$12,137	$2,069	17.0%
EBITDA	$5,494	$3,842	$1,652	43.0%
EBITDA margin	38.7%	31.7%
Adjusted EBITDA	$5,929	$4,291	$1,638	38.2%
Adjusted EBITDA margin	41.7%	35.4%

	For the Years Ended December 31,			Percentage
	2015	2014	Increase	Increase

Reis Services segment:
Revenue	$50,890	$41,335	$9,555	23.1%
EBITDA	$22,074	$16,852	$5,222	31.0%
EBITDA margin	43.4%	40.8%
Consolidated, excluding discontinued operations:
Revenue	$50,890	$41,335	$9,555	23.1%
EBITDA	$17,708	$12,760	$4,948	38.8%
EBITDA margin	34.8%	30.9%
Adjusted EBITDA	$19,481	$14,325	$5,156	36.0%
Adjusted EBITDA margin	38.3%	34.7%

	For the Years Ended December 31,			Percentage
	2014	2013	Increase	Increase

Reis Services segment:
Revenue	$41,335	$34,721	$6,614	19.0%
EBITDA	$16,852	$14,307	$2,545	17.8%
EBITDA margin	40.8%	41.2%
Consolidated, excluding discontinued operations:
Revenue	$41,335	$34,721	$6,614	19.0%
EBITDA	$12,760	$9,396	$3,364	35.8%
EBITDA margin	30.9%	27.1%
Adjusted EBITDA	$14,325	$11,337	$2,988	26.4%
Adjusted EBITDA margin	34.7%	32.7%

2015 Revenue Performance

All of the Company’s revenue is generated by the Reis Services’s segment. Reis Services’s revenue increased by approximately $3,480,000, or 32.4%, from the fourth quarter of 2014 to the fourth quarter of 2015 and $9,555,000, or 23.1%, for the year ended December 31, 2015 over the comparable 2014 annual period. The revenue increase over the corresponding prior quarterly period is the 23rd consecutive quarterly increase in revenue over the prior year’s quarter. In addition, revenue increased by approximately $2,069,000, or 17.0%, from the third quarter of 2015 to the fourth quarter of 2015.

For the year ended December 31, 2015, the Company’s results included revenue related to custom portfolio and advisory services for one of our existing Reis SE subscribers in the second and fourth quarters of 2015. Also included in our 2015 growth over the 2014 periods is the impact of additional new Reis SE business to new customers, revenue from firms and individuals who had been previously gaining unauthorized access to our services and were identified as part of our compliance procedures, sales of new content to existing customers, a 100 basis point improvement in the overall renewal rate, and price increases on 2015 renewals.

The Company’s overall trailing twelve month renewal rates as of December 31, 2015 and 2014 were 88% and 87%, respectively (for institutional subscribers, the trailing twelve month renewal rates as of December 31, 2015 and 2014 were 90% and 89%, respectively). The decline in the renewal rates during 2014 reflected the Company’s decision to be more aggressive on renewal pricing, particularly in instances where customer usage levels were significantly greater than what was initially estimated as annual usage for that customer. The Company has continued this policy throughout 2015, believing that aligning client report consumption and value with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is critical to the Company’s long-term growth and to the protection of the value of its intellectual property. Also, based upon past experience, management believes that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

As discussed above, the Company recognized significant revenue in 2015 related to separate contracts to provide custom data deliverables, as well as portfolio and advisory services, for one of our existing Reis SE subscribers. These contracts called for a substantial volume of highly granular market, submarket and comparables data, as well as a one-time custom analysis of the institution’s commercial real estate portfolio. The customer is one of the largest financial services firms in the U.S. The revenue recognized in 2015 reflects the portion of the custom data files and custom portfolio analysis that was delivered in these respective quarterly periods. An additional delivery was made to this customer in February 2016 for which the Company will recognize revenue upon delivery, positively impacting results for the first quarter of 2016; however, we cannot determine at this time whether such custom deliverables to this particular customer will continue beyond February 2016. The Company believes that there could be additional opportunities to assist client and non-client financial services firms and other real estate investors with evaluating the health of their real estate portfolios, and considers the range of products and services provided under these contracts as part of a suite of portfolio-related solutions that Reis offers.

For analysis purposes, management is also presenting revenue on a pro forma basis for the year ended December 31, 2015. Therefore, for pro forma purposes, we have deducted $3,386,000 for the year ended December 31, 2015, including $2,186,000 in the second quarter of 2015 (as previously disclosed in our quarterly report on Form 10-Q for the quarter ended June 30, 2015) and $1,200,000 in the fourth quarter of 2015, all related to the aforementioned custom data deliverables. On a pro forma basis, revenue was $47,504,000 for the year ended December 31, 2015 which resulted in pro forma revenue growth of $6,169,000 or 14.9% for the year ended December 31, 2015 over the actual reported 2014 amount.

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. Historically, the largest percentage of our contracts are executed in the fourth quarter of each year and 2015 was not an exception to that trend.

2014 Revenue Performance

Reis Services’s revenue increased by approximately $6,614,000 or 19.0% for the year ended December 31, 2014 over the comparable 2013 annual period. In general, these revenue increases reflected: (1) additional new Reis SE business; (2) revenue growth from Reis Reports; and (3) revenue growth from Mobiuss. The Company’s overall renewal rates were 87% and 91% for the trailing twelve months ended December 31, 2014 and 2013 (for institutional subscribers, the renewal rates were 89% and 93% for the years ended December 31, 2014 and 2013). Renewal rate declines in 2014 are described above.

Deferred Revenue and Aggregate Revenue Under Contract

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at December 31, 2015 and 2014, respectively.

	December 31,
	2015	2014

Deferred revenue (GAAP basis)	$25,291,000	$22,885,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	22,723,000	22,517,000

Aggregate Revenue Under Contract	$48,014,000	$45,402,000

(A)   Amounts are billable subsequent to December 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at December 31, 2015 was approximately $33,822,000 related to amounts under contract for the forward twelve month period through December 31, 2016. The remainder reflects amounts under contract beyond December 31, 2016. The forward twelve month Aggregate Revenue Under Contract amount is approximately 66.5% of revenue on a trailing twelve month basis at December 31, 2015. For comparison purposes, at December 31, 2014 and 2013, the forward twelve month Aggregate Revenue Under Contract was $30,516,000 and $27,338,000, respectively, and as a percentage of that year’s revenue was approximately 74% and 79%, respectively.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year.

2015 Reis Services EBITDA and Consolidated Adjusted EBITDA Performance

Reis Services’s EBITDA for the three months ended December 31, 2015 was $6,477,000, an increase of $2,067,000, or 46.9%, over the fourth quarter 2014 amount. The Reis Services EBITDA increase over the corresponding prior quarterly period is the 21st consecutive quarterly increase in Reis Services EBITDA over the prior year’s quarter. For the year ended December 31, 2015, Reis Services EBITDA was $22,074,000, an increase of $5,222,000, or 31.0%, over the comparable 2014 period. On a consecutive quarter basis, Reis Services EBITDA increased $1,567,000 or 31.9%, from the third quarter of 2015 to the fourth quarter of 2015. These increases were primarily derived from the increases in revenue, as described above. Operating expenses grew by $4,333,000 or 17.7% in 2015 over 2014 as a result of increases in compensation and related costs from hiring, marketing initiatives, and professional fees as described in greater detail below. See “— Results of Operations” for a discussion of the variances for specific expenses. Reis Services EBITDA margins expanded to 45.6% and 43.4% for the three months and year ended December 31, 2015, respectively, as compared with the reported Reis Services EBITDA margins of 41.1% and 40.8% in the 2014 comparable periods.

Consolidated Adjusted EBITDA for the three months ended December 31, 2015 was $5,929,000, an increase of $2,040,000 or 52.5%, over the fourth quarter 2014 amount. For the year ended December 31, 2015, consolidated Adjusted EBITDA was $19,481,000, an increase of $5,156,000, or 36.0% over the annual 2014 amount. The increase in consolidated Adjusted EBITDA reflects the revenue and Reis Services EBITDA increases discussed above. The consolidated Adjusted EBITDA margins were 41.7% and 38.3% for the fourth quarter and annual 2015 periods.

As disclosed for 2015 revenue, management is also presenting Reis Services EBITDA and consolidated Adjusted EBITDA on a pro forma basis for the year ended December 31, 2015. For pro forma purposes, we have deducted $2,304,000 for the year ended December 31, 2015, which results in pro forma Reis Services EBITDA of $19,770,000 (pro forma growth of $2,918,000, or 17.3%, for the year ended December 31, 2015 over the actual reported 2014 amount). Consolidated Adjusted EBITDA, when considering the pro forma adjustments, results in pro forma consolidated Adjusted EBITDA of $17,273,000 (pro forma growth of $2,948,000, or 20.6%, for the year ended December 31, 2015 over the actual reported 2014 amount).

Investment in our business remains a priority. Our employee headcount in the sales and operational groups is expected to increase in 2016 and we expect to accelerate our marketing initiatives that were set in place in the latter part of 2014 and were being implemented in 2015. These are sound investments that will further differentiate Reis in the world of U.S. commercial real estate market information providers. As stated in the “— Management Summary” above, continuing investments and occupancy related costs will negatively impact our annual Reis Services EBITDA and consolidated Adjusted EBITDA growth rates for 2016 and cause temporary declines in our Reis Services EBITDA and consolidated Adjusted EBITDA margins in 2016. Variability in growth rates and margins could occur quarter to quarter in 2016. We believe that any declines will be temporary as we expect that these investments will result in additional revenue opportunities for Reis in the future.

2014 Reis Services EBITDA Performance

Reis Services’s EBITDA increased $2,545,000, or 17.8%, in the year ended December 31, 2014 over the comparable 2013 annual period. This increase was primarily derived from the corresponding increase in 2014 revenue, as described above. Operating expenses also continued to grow, but at a pace which resulted in the Reis Services EBITDA margins being maintained at 40.8% and 41.2% for the years ended December 31, 2014 and 2013, respectively. See “— Results of Operations” for a discussion of the variances for specific expenses.

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

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$2,342
Income tax expense			1,690

Income (loss) before income taxes and discontinued operations	$5,017	$(985)	4,032
Add back:
Depreciation and amortization expense	1,464	2	1,466
Interest expense (income), net	(4)	—	(4)

EBITDA	6,477	(983)	5,494
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$6,477	$(548)	$5,929

See footnotes on next page.

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$8,071
Income tax expense			4,005

Income (loss) before income taxes and discontinued operations	$16,451	$(4,375)	12,076
Add back:
Depreciation and amortization expense	5,569	9	5,578
Interest expense (income), net	54	—	54

EBITDA	22,074	(4,366)	17,708
Add back:
Stock based compensation expense, net	—	1,773	1,773

Adjusted EBITDA	$22,074	$(2,593)	$19,481

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2014	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,524
Income tax (benefit)			768

Income (loss) before income taxes and discontinued operations	$3,073	$(781)	2,292
Add back:
Depreciation and amortization expense	1,315	2	1,317
Interest expense (income), net	22	—	22

EBITDA	4,410	(779)	3,631
Add back:
Stock based compensation expense, net	—	258	258

Adjusted EBITDA	$4,410	$(521)	$3,889

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2014	By Segment		Consolidated
	Reis Services	Other (A)
Income from continuing operations			$4,616
Income tax (benefit)			2,842

Income (loss) before income taxes and discontinued operations	$11,559	$(4,101)	7,458
Add back:
Depreciation and amortization expense	5,202	9	5,211
Interest expense (income), net	91	—	91

EBITDA	16,852	(4,092)	12,760
Add back:
Stock based compensation expense, net	—	1,565	1,565

Adjusted EBITDA	$16,852	$(2,527)	$14,325

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2013	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$17,933
Income tax (benefit)			(13,670)

Income (loss) before income taxes and discontinued operations	$9,183	$(4,920)	4,263
Add back:
Depreciation and amortization expense	5,021	9	5,030
Interest expense (income), net	103	—	103

EBITDA	14,307	(4,911)	9,396
Add back:
Stock based compensation expense, net	—	1,941	1,941

Adjusted EBITDA	$14,307	$(2,970)	$11,337

See footnotes on next page.

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,508
Income tax expense			920

Income (loss) before income taxes and discontinued operations	$3,498	$(1,070)	2,428
Add back:
Depreciation and amortization expense	1,395	2	1,397
Interest expense (income), net	17	—	17

EBITDA	4,910	(1,068)	3,842
Add back:
Stock based compensation expense, net	—	449	449

Adjusted EBITDA	$4,910	$(619)	$4,291

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

Results of Operations

Comparison of the Results of Operations for the Year Ended December 31, 2015 and 2014

Subscription revenues and related cost of sales were approximately $50,890,000 and $9,081,000 respectively, for the year ended December 31, 2015, which resulted in a gross profit for the Reis Services segment of approximately $41,809,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,103,000 during this period. Subscription revenues and related cost of sales were approximately $41,335,000 and $8,037,000, respectively, for the year ended December 31, 2014, resulting in a gross profit for the Reis Services segment of approximately $33,298,000. Amortization expense included in cost of sales was approximately $1,780,000 during this period. See “— Critical Business Metrics of the Reis Services Segment” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment and Adjusted EBITDA on a consolidated basis. The increase in cost of sales of $1,044,000 resulted from greater employment related costs, specifically from hiring during 2014 and 2015, coupled with compensation increases and higher benefit costs than in the 2014 period of $721,000, and a $323,000 increase in amortization expense for database costs as a result of the addition of a new property type in 2015 (student housing).

Sales and marketing expenses were approximately $11,701,000 and $10,235,000 for the years ended December 31, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $949,000 and $962,000 during the years ended December 31, 2015 and 2014, respectively. The increase in sales and marketing expenses between the two periods of approximately $1,466,000 resulted from greater employment related costs from hiring during 2014 and 2015 and increased commissions expense, coupled with compensation increases and higher benefit costs than in the 2014 period, offset by a $13,000 reduction in amortization expense.

Product development expenses were approximately $3,711,000 and $3,473,000 for the years ended December 31, 2015 and 2014, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,793,000 and $1,784,000 during the years ended December 31, 2015 and 2014, respectively. Product development costs increased $238,000, primarily due to increased employment related costs from hiring during 2014, coupled with compensation increases and higher benefit costs than in the 2014 period of $229,000.

General and administrative expenses of approximately $14,267,000 for the year ended December 31, 2015 included current period expenses of approximately $11,762,000, depreciation and amortization expense of approximately $732,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,773,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Non-cash compensation in the 2015 period was not impacted by liability award options as all of the options accounted for under that method were either settled in cash or exercised in the year ended December 31, 2014. General and administrative expenses of approximately $12,040,000 for the year ended December 31, 2014 included current period expenses of approximately $9,789,000, depreciation and amortization expense of approximately $686,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,565,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,702,000, offset by a compensation benefit of approximately $137,000 related to the liability for option cancellations due to the final settlement in 2014 of the remaining 17,724 options accounted for in this manner. Excluding the non-cash expenses, the net increase in general and administrative expenses of $1,973,000 was primarily the result of increases for professional fees (including measures to protect our intellectual property) and compensation expense.

Interest expense of $92,000 and $113,000 during the years ended December 31, 2015 and 2014 was comprised of unused facility fees and deferred financing cost amortization on the Revolver, which the Company obtained in October 2012 and as more fully described in “— Debt” in this Item 7. There was no outstanding balance on the Revolver during 2015 or 2014.

Income tax expense of $4,005,000 for continuing operations during the year ended December 31, 2015 reflected deferred Federal tax expense of $3,832,000, current state and local tax expense of $452,000, and $234,000 of current Federal alternative minimum tax (“AMT”), offset by a deferred state and local tax benefit of $513,000. The deferred state and local tax benefit reflects a change in the New York City law which resulted in an increase in the deferred tax value of NYC net operating losses. Income tax expense of $2,842,000 for continuing operations during the year ended December 31, 2014 reflected current Federal AMT of $110,000, current state and local tax expense of $302,000 and a deferred Federal tax expense of $2,434,000, offset by a deferred state and local tax benefit of $4,000.

Income from discontinued operations was $2,234,000 for the year ended December 31, 2015 and primarily reflected $4,839,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 3 and Note 10 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K), offset by legal and professional fees of $1,196,000 and income tax expense of $1,409,000. The loss from discontinued operations was $(569,000) for the year ended December 31, 2014 and primarily reflected legal and professional fees of $977,000, offset by $26,000 of recoveries in the 2014 period and an income tax benefit of $382,000.

Comparison of the Results of Operations for the Years Ended December 31, 2014 and 2013

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

General and administrative expenses of approximately $12,040,000 for the year ended December 31, 2014 included current period expenses of approximately $9,789,000, depreciation and amortization expense of approximately $686,000 for lease value and furniture, fixtures and equipment, and approximately $1,565,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,702,000, offset by a compensation benefit of approximately $137,000 related to the liability for option cancellations due to the final settlement in 2014 of the remaining 17,724 options accounted for in this manner. General and administrative expenses of approximately $11,909,000 for the year ended December 31, 2013 included current period expenses of approximately $9,333,000, depreciation and amortization expense of approximately $635,000 for lease value and furniture, fixtures and equipment, and approximately $1,941,000 of net non-

cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors of approximately $1,859,000 and by an approximate $82,000 increase in the liability for option cancellations due to an increase in the market price of the Company’s common stock from $13.03 per share at December 31, 2012 to $19.23 per share at December 31, 2013. Excluding the non-cash expenses, the net increase in general and administrative expenses of $456,000 was primarily a result of increased employment related costs, additional rent expense and increased professional fees, partially offset by a reduction in public company segment related costs from 2013 to 2014.

Interest expense of $113,000 during the years ended December 31, 2014 and 2013 was comprised of unused facility fees and deferred financing cost amortization on the Revolver, which the Company obtained in October 2012 and as more fully described in “— Debt” in this Item 7. There was no outstanding balance on the Revolver during 2014 or 2013.

The aggregate income tax expense applicable to continuing operations was $2,842,000 during the year ended December 31, 2014, which reflected current state and local tax expense of $302,000, current Federal AMT of $110,000 and a deferred Federal provision of $2,434,000, offset by a deferred state and local tax benefit of $4,000. During the year ended December 31, 2013, the net income tax benefit from continuing operations of $13,670,000 included the aggregate deferred Federal, Federal AMT, state and local income tax benefit of $15,217,000 as a result of the release of the remaining valuation allowance against the Company’s deferred tax assets, offset by a current state and local tax provision of $164,000, current Federal AMT of $53,000, and deferred Federal, Federal AMT, state and local tax expenses aggregating $1,330,000.

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $18,430,000 and $22,437,000 at December 31, 2015 and 2014, respectively, all of which is classified as non-current. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $46,018,000 at December 31, 2015, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 10 to the Company’s consolidated statements contained elsewhere in this annual report on Form 10-K), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $13,300,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. The enactment of the 2014 New York State law and the 2015 New York City law (more fully described in Note 7 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K) limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future.

The next NOL expiration for the Company is in 2024 for approximately $10,672,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2015 is approximately $1,723,000 attributable to excess tax deductions from the issuance of common shares as non-cash compensation in prior years. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at December 31, 2015, 2014 or 2013.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $159,000 and $105,000 at December 31, 2015 and 2014, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses.

The Company recorded an additional provision, including interest, of $70,000, $43,000 and $51,000 in 2015, 2014 and 2013, respectively.

For additional information related to income taxes, see Note 7 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Debt

The Company had no debt outstanding at December 31, 2015 and 2014.

Revolver

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. On January 28, 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at December 31, 2015 and 2014. No borrowings were made during the years ended December 31, 2015, 2014 or 2013.

Liquidity and Capital Resources

Our consolidated cash and cash equivalents balance aggregated approximately $28,658,000 at December 31, 2015, an increase of $10,913,000 over the December 31, 2014 balance of approximately $17,745,000. The core Reis Services business has traditionally generated significant cash annually; and it is expected to continue to do so. Insurance recoveries in the year ended December 31, 2015 aggregated $4,839,000 and are included in the discontinued operating segment as more fully described in Notes 3 and 10 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K. This 61.5% increase in cash was achieved while meeting all of the Company’s operational costs and obligations, making significant investments in its websites and databases of approximately $5,804,000, paying aggregate dividends of approximately $6,338,000 in the year ended December 31, 2015 and utilizing approximately $993,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2015.

At December 31, 2015, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases (including additional space, higher rents and the potential duplication of rent expense from overlapping lease terms prior to the expiration of leases aggregating 38,000 square feet in 2016), growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from the revenue of Reis Services and, if necessary, with borrowings under the Revolver and/or proceeds from the sale of Reis stock.

In June 2015, the Company’s shelf registration statement on Form S-3 was declared effective. The shelf registration statement permits the offering, issuance and sale of up to a maximum aggregate offering price of $75,000,000 of the Company’s stock from time to time for three years. Any determinations about the issuance of new common shares will be at the discretion of the Company’s Board and the use of proceeds, unless otherwise indicated, will be for general corporate purposes, which may include working capital, capital expenditures or acquisitions. Management will retain broad discretion in the allocation of the net proceeds. The Company has no immediate plans to issue shares under the shelf registration statement.

The Company has NOLs that it expects to utilize against future Federal, state and local taxable income. The use of certain NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxable income in excess of the limitation will be subject to tax. Tax payments related to 2016 are expected to be for state and local taxes based on income, in excess of limitation amounts, and Federal AMT.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2016, or thereafter.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2015:

(amounts in thousands)	Payments Due
	For the Years Ending December 31,
Contractual Obligations	2016	2017 and 2018	2019 and 2020	Thereafter	Aggregate
Principal and interest payments for the Revolver (A)	$150	$100	$—	$—	$250
Future contractual minimum operating lease payments (B)	1,680	1,995	2,199	2,780	8,654

Total contractual obligations	$1,830	$2,095	$2,199	$2,780	$8,904

(A)	Includes unused facility fees of $50,000 for 2016, 2017 and 2018, and a closing fee of $100,000 in 2016.
(B)	For additional information related to the Company’s operating leases, see Item 2. Properties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet liabilities or obligations which are required to be disclosed by the SEC’s rules and regulations.

Discontinued Operations Impact on Liquidity

Cash flows from discontinued operations during the years ended December 31, 2015, 2014 and 2013 were included in the consolidated statements of cash flows in the operating activities section in accordance with the applicable accounting literature. Cash flows from discontinued operations during 2015 were a net inflow of approximately $3,724,000, including $4,779,000 of recoveries, offset by $1,055,000 of cash used for legal and professional fees incurred as part of our cash recovery efforts from insurance companies and other responsible parties in connection with the Gold Peak litigation. Cash flows used in discontinued operations during 2014 were a net outflow of approximately $989,000, including $1,015,000 of cash used for legal and professional fees incurred as part of our cash recovery efforts from insurance companies and other responsible parties in connection with the Gold Peak litigation, offset by $26,000 of recoveries. Cash flows used in discontinued operations during 2013 were a net outflow of approximately $673,000, including $753,000 of cash used for legal and professional fees, offset by $80,000 of recoveries. As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. Therefore, any cash flow in 2016 from discontinued operations is expected to be minimal for final legal fees and other expense distributions.

For additional information pertaining to our discontinued operations, see Note 3 and Note 10 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Other Items Impacting Liquidity

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015. Dividends paid by the Company during 2015 and 2014 aggregated approximately $6,338,000 and $3,698,000, respectively. On February 16, 2016, the Company announced that it has increased the dividend payable on March 16, 2016 to $0.17 per common share. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. The Company did not declare or distribute any dividends during the year ended December 31, 2013.

Stock Plans

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

In 2015 and 2013, the board of directors authorized the use of cash to settle minimum employee withholding tax obligations on vested RSUs in the respective periods. The net effect was a reduction on the issuance of shares at those vesting dates. The Company utilized approximately $993,000 and $1,280,000 of cash in 2015 and 2013, respectively, in connection with RSU vestings. In December 2015, the Board authorized the use of cash to settle minimum employee withholding tax obligations on RSUs vesting in February 2016 for which the Company utilized approximately $701,000.

For additional information related to stock plans and other incentives, see Note 9 to the Company’s consolidated financial statements.

Changes in Cash Flows

Cash flows for the years ended December 31,2015, 2014 and 2013 are summarized as follows:

	For the Years Ended December 31,
	2015	2014	2013

Net cash provided by operating activities	$24,235,648	$14,788,857	$11,441,800
Cash (used in) investing activities	(6,187,149)	(4,203,063)	(4,498,923)
Net cash (used in) financing activities	(7,135,620)	(3,400,616)	(1,343,828)

Net increase in cash and cash equivalents	$10,912,879	$7,185,178	$5,599,049

Comparison of Cash Flows for the Years Ended December 31, 2015 and 2014

Net cash provided by operating activities increased $9,447,000 from $14,789,000 provided in the 2014 period to $24,236,000 provided in the 2015 period. This increase was the result of increased operating cash flow of $5,320,000 from the Reis Services segment due to growth in revenue and Reis Services EBITDA, as well as the impact of net cash provided from discontinued operations of $3,724,000 due to litigation recoveries in the 2015 period.

Cash used in investing activities increased $1,984,000 from $4,203,000 used in the 2014 period to $6,187,000 used in the 2015 period. This change resulted almost entirely from a $1,981,000 increase of cash used in the 2015 period as compared to the 2014 period for website and database development costs for continuing product development and enhancement initiatives.

Net cash used in financing activities was $7,136,000 and $3,401,000 in the 2015 and 2014 periods, respectively. In the 2015 period, this amount includes approximately $6,338,000 for dividends declared and paid in 2015 and $993,000, to settle minimum employee withholding tax obligations on vested RSUs and $89,000 related to costs incurred in connection with the shelf registration statement filed in the second quarter of 2015, offset by proceeds received from employees for option exercises in 2015 aggregating $284,000. In the 2014 period, this amount included approximately $3,698,000 for dividends declared and paid in the second, third and fourth quarters of 2014 and $132,000 for option cancellation payments, offset by proceeds received from employees for option exercises in 2014 aggregating $429,000.

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

Net cash used in financing activities was $3,401,000 and $1,344,000 in the 2014 and 2013 periods, respectively. In the 2014 period, this amount included approximately $3,698,000 for dividends declared and paid in the second, third and fourth quarters of 2014 and

$132,000 for option cancellation payments, offset by proceeds received from employees for option exercises in 2014 aggregating $429,000. In the 2013 period, cash used in financing activities was for option cancellation payments of $110,000 and restricted stock unit settlements of $1,280,000, offset by proceeds received from option exercises in 2013 of $46,000.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as EBITDA multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company utilized the qualitative assessment for its 2015, 2014 and 2013 evaluations. There was no goodwill impairment identified in 2015, 2014 or 2013.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2015, 2014 or 2013.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Mobiuss for contracts entered into prior to September 16, 2015, and in 2014 and 2013 represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenue from Mobiuss contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription as a result of the purchase of the intellectual property of the Mobiuss product and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenues from ad-hoc and custom reports or projects are recognized upon completion and delivery to the customers, provided that no significant Company obligations remain. Multiple contracts executed with one customer are accounted for as separate arrangements. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect and analyze the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes the amortization of the database intangible asset.

Interest revenue is recorded on an accrual basis.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting basis and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations. In 2013, the Company made a determination that reduced the valuation allowance in the period (as discussed elsewhere in this Item 7), which had a significant positive impact on income from continuing operations and net income for the year ended December 31, 2013. There was no valuation allowance with respect to deferred income taxes at December 31, 2015, 2014 and 2013.

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

At December 31, 2015 and 2014, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. Throughout 2015 and 2014, the Company did not have any interest rate caps. No debt was outstanding at December 31, 2015 and 2014. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based upon this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting is effective in accordance with those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

M. Christian Mitchell	61	Chairman of the Board and Director*
Lloyd Lynford	60	Chief Executive Officer, President and Director**
Jonathan Garfield	59	Executive Vice President and Director***
Mark P. Cantaluppi	45	Vice President, Chief Financial Officer
William Sander	48	Chief Operating Officer and President, Reis Services
Thomas J. Clarke Jr.	59	Director*
Byron C. Vielehr	52	Director***

*	Term expires during 2016.
**	Term expires during 2017.
***	Term expires during 2018.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2016 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)   (1) Financial Statements

Consolidated Balance Sheets at December 31, 2015 and 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013

Notes to Consolidated Financial Statements

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

10.1

Amended and Restated Revolving Loan and Security Agreement, dated as of January 28, 2016, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on February 3, 2016).

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

10.5

Reaffirmation of Collateral Documents, dated as of January 28, 2016, by and among Reis Services, LLC, Reis, Inc. and Capital One, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on February 3, 2016).

10.6

Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12917)).*

10.7

Amendment to Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to page F-13 of Annex F to the Company’s proxy statement/prospectus (File No. 333- 139705) filed on May 2, 2007).*

Exhibit No.	Description
10.8	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 25, 2008).*
10.9	Amended and Restated Reis, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement (File No. 1-12917) filed on April 28, 2011).*
10.10	Reis, Inc. 2013 Annual Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A (File No. 1-12917) filed on April 24, 2013).*
10.11

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

10.14

Indemnification Agreement effective July 1, 2013, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 17, 2013). *

10.15

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

10.17

Form of Employee Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-12917), filed on August 4, 2011 (File No. 1-12917)).*

10.18

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

Dated: March 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford	Chief Executive Officer, President and Director (Principal Executive Officer)	March 3, 2016
Lloyd Lynford

/s/ Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2016
Mark P. Cantaluppi

/s/ M. Christian Mitchell	Chairman of the Board and Director	March 3, 2016
M. Christian Mitchell

/s/ Thomas J. Clarke Jr.	Director	March 3, 2016
Thomas J. Clarke Jr.

/s/ Jonathan Garfield	Director	March 3, 2016
Jonathan Garfield

/s/ Byron C. Vielehr	Director	March 3, 2016
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Reis, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited Reis, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 3, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 3, 2016

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$28,657,956	$17,745,077
Restricted cash and investments	212,268	212,625
Accounts receivable, net	13,741,169	12,627,063
Prepaid and other assets	670,339	369,820

Total current assets	43,281,732	30,954,585
Furniture, fixtures and equipment, net of accumulated depreciation of $2,449,985 and $2,158,647, respectively	804,427	850,866
Intangible assets, net of accumulated amortization of $38,738,292 and $33,589,746, respectively	15,686,954	14,681,410
Deferred tax asset, net	18,429,737	22,436,737
Goodwill	54,824,648	54,824,648
Other assets	171,728	139,797

Total assets	$133,199,226	$123,888,043

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	5,898,226	4,170,687
Deferred revenue	25,291,499	22,885,287
Liabilities attributable to discontinued operations	145,737	299,025

Total current liabilities	31,335,462	27,354,999
Other long-term liabilities	284,316	419,638

Total liabilities	31,619,778	27,774,637

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,256,405 and 11,156,571 issued and outstanding, respectively	225,128	223,131
Additional paid in capital	107,102,433	105,605,803
Retained earnings (deficit)	(5,748,113)	(9,715,528)

Total stockholders’ equity	101,579,448	96,113,406

Total liabilities and stockholders’ equity	$133,199,226	$123,888,043

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2015	2014	2013

Subscription revenue	$50,890,438	$41,335,155	$34,721,088
Cost of sales of subscription revenue	9,081,624	8,037,019	6,973,772

Gross profit	41,808,814	33,298,136	27,747,316

Operating expenses:
Sales and marketing	11,700,840	10,235,349	8,349,544
Product development	3,711,054	3,472,875	3,121,729
General and administrative expenses	14,267,027	12,040,343	11,909,462

Total operating expenses	29,678,921	25,748,567	23,380,735

Other income (expenses):
Interest and other income	37,857	22,016	9,981
Interest expense	(91,767)	(113,200)	(113,200)

Total other income (expenses)	(53,910)	(91,184)	(103,219)

Income before income taxes and discontinued operations	12,075,983	7,458,385	4,263,362
Income tax expense (benefit)	4,005,000	2,842,000	(13,670,069)

Income from continuing operations	8,070,983	4,616,385	17,933,431
Income (loss) from discontinued operations, net of income tax expense (benefit) of $1,409,000, $(382,000) and $(230,000), respectively	2,234,000	(569,263)	(336,489)

Net income	$10,304,983	$4,047,122	$17,596,942

Per share amounts – basic:
Income from continuing operations	$0.72	$0.42	$1.65

Net income	$0.92	$0.37	$1.62

Per share amounts – diluted:
Income from continuing operations	$0.69	$0.39	$1.57

Net income	$0.88	$0.34	$1.54

Weighted average number of common shares outstanding:
Basic	11,226,932	11,086,690	10,884,533

Diluted	11,706,495	11,593,079	11,396,559

Dividends declared per common share	$0.56	$0.33	$—

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2013	10,782,643	$215,652	$102,002,972	$(27,662,004)	$74,556,620

Shares issued for vested employee restricted stock units	124,936	2,499	(2,499)	—	—
Shares issued for option exercises	8,862	177	46,260	—	46,437
Stock based compensation, net	—	—	670,960	—	670,960
Net income	—	—	—	17,596,942	17,596,942

Balance, December 31, 2013	10,916,441	218,328	102,717,693	(10,065,062)	92,870,959

Shares issued for vested employees restricted stock units	144,660	2,894	(2,894)	—	—
Shares issued for settlement of vested director restricted stock units	40,564	811	(811)	—	—
Shares issued for option exercises	54,906	1,098	427,652	—	428,750
Stock based compensation, net	—	—	2,464,163	—	2,464,163
Dividends	—	—	—	(3,697,588)	(3,697,588)
Net income	—	—	—	4,047,122	4,047,122

Balance, December 31, 2014	11,156,571	223,131	105,605,803	(9,715,528)	96,113,406

Shares issued for vested employees restricted stock units	64,834	1,297	(1,297)	—	—
Shares issued for option exercises	35,000	700	283,550	—	284,250
Stock based compensation, net	—	—	1,303,708	—	1,303,708
Registration statement costs	—	—	(89,331)	—	(89,331)
Dividends	—	—	—	(6,337,568)	(6,337,568)
Net income	—	—	—	10,304,983	10,304,983

Balance, December 31, 2015	11,256,405	$225,128	$107,102,433	$(5,748,113)	$101,579,448

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,304,983	$4,047,122	$17,596,942
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision (benefit)	4,449,000	2,113,783	(13,900,069)
Depreciation	429,498	382,829	332,576
Amortization of intangible assets	5,148,546	4,828,452	4,696,939
Stock based compensation charges	1,772,679	1,702,163	1,859,336
Changes in assets and liabilities:
Restricted cash and investments	357	4,077	(577)
Accounts receivable, net	(1,114,106)	(1,240,479)	(692,383)
Prepaid and other assets	(332,450)	40,320	95,149
Accrued expenses and other liabilities	1,170,929	446,044	(681,666)
Liability for option cancellations	—	(136,563)	81,707
Deferred revenue	2,406,212	2,601,109	2,053,846

Net cash provided by operating activities	24,235,648	14,788,857	11,441,800

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(5,804,090)	(3,822,745)	(4,051,460)
Furniture, fixtures and equipment additions	(383,059)	(380,318)	(447,463)

Cash (used in) investing activities	(6,187,149)	(4,203,063)	(4,498,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(6,337,568)	(3,697,588)	—
Registration statement costs	(89,331)	—	—
Payments for option cancellations and restricted stock units	(992,971)	(131,778)	(1,390,265)
Proceeds from option exercises	284,250	428,750	46,437

Net cash (used in) financing activities	(7,135,620)	(3,400,616)	(1,343,828)

Net increase in cash and cash equivalents	10,912,879	7,185,178	5,599,049
Cash and cash equivalents, beginning of year	17,745,077	10,559,899	4,960,850

Cash and cash equivalents, end of year	$28,657,956	$17,745,077	$10,559,899

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$25,347	$25,347	$24,236

Cash paid during the year for income taxes, net of refunds	$651,502	$229,982	$723,228

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for website and database development costs	$350,000

Disposal of fully depreciated furniture, fixtures and equipment	$138,160	$130,115	$254,842

Disposal of fully depreciated website costs		$2,895

Shares issued for vested employee restricted stock units	$1,297	$2,894	$2,499

Shares issued for settlement of vested director restricted stock units		$811

Exercise of stock options through the receipt of tendered shares		$36,246

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

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

Discontinued Operations – Residential Development Activities

Prior to May 2007, the name of the Company was Wellsford Real Properties, Inc. (“Wellsford”). Wellsford, which was originally formed on January 8, 1997, acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining residential units and homes at its projects or divested of the remaining residential projects in bulk sales by April 2011. In 2012, the Company settled construction defect litigation at its Colorado project and in 2015, finalized its efforts to recover funds from other responsible parties involved in the design, development, construction and supervision of the Colorado project as more fully described in Note 3 and Note 10.

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

Variable Interests

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”). The Company performs this analysis on an ongoing basis, or as circumstances change. The Company does not have any VIEs in the years ended December 31, 2015, 2014 and 2013.

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

Furniture, Fixtures and Equipment

The Company capitalizes costs for the purchase of furniture, fixtures and equipment that have an expected useful life beyond one year. Depreciation expense is calculated on a straight-line basis over the determined useful life of the asset, generally three to ten years. Depreciation expense was approximately $429,000, $383,000 and $333,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company utilized the qualitative assessment for its 2015, 2014 and 2013 evaluations. There was no goodwill impairment identified in 2015, 2014 or 2013.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2015, 2014 or 2013.

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

During the years ended December 31, 2015, 2014 and 2013, the Company had no assets or liabilities valued using the valuation hierarchy.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Mobiuss for contracts entered into prior to September 16, 2015, and in 2014 and 2013 represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenue from Mobiuss contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription as a result of the purchase of the intellectual property of the Mobiuss product and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenues from ad-hoc and custom reports or projects are recognized upon completion and delivery to the customers, provided that no significant Company obligations remain. Multiple contracts executed with one customer are accounted for as separate arrangements. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Deferred revenue represents the portion of a subscription billed or collected in advance under the terms of the respective contract, which will be recognized in future periods. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Liability Awards

In prior years, the Company accrued a liability for cash payments that could be made to option holders for the amount of the market value of the Company’s common stock in excess of the exercise prices of outstanding options accounted for as a liability award. This liability was adjusted at the end of each reporting period to reflect: (1) the net cash payments to option holders made during each period; (2) the impact of the exercise and expiration of options; and (3) the changes in the market price of the Company’s common stock.

Changes in the settlement value of option awards treated under the liability method were reflected as an increase to, or a reduction of, general and administrative expense in the consolidated statements of operations. At December 31, 2015 and 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment in 2014 or prior years. There was no liability for option cancellations at December 31, 2015 and 2014.

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

The Company evaluates its tax positions in accordance with applicable current accounting literature. Recognition of uncertain tax positions (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more likely than not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more likely than not will be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more likely than not threshold of being sustained, statutes close or there is a satisfactory resolution of the tax position.

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

	For the Years Ended December 31,
	2015	2014	2013
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$8,070,983	$4,616,385	$17,933,431
Income (loss) from discontinued operations, net of income tax (benefit)	2,234,000	(569,263)	(336,489)

Net income for basic calculation	$10,304,983	$4,047,122	$17,596,942

Numerator for diluted per share calculation:
Income from continuing operations	$8,070,983	$4,616,385	$17,933,431
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	—	(136,563)	—

Income from continuing operations for dilution calculation	8,070,983	4,479,822	17,933,431
Income (loss) from discontinued operations, net of income tax expense (benefit)	2,234,000	(569,263)	(336,489)

Net income for dilution calculation	$10,304,983	$3,910,559	$17,596,942

Denominator:
Weighted average common shares – basic	11,226,932	11,086,690	10,884,533
Effect of dilutive securities:
RSUs	142,949	169,813	242,396
Stock options	336,614	336,576	269,630

Weighted average common shares – diluted	11,706,495	11,593,079	11,396,559

Per common share amounts – basic:
Income from continuing operations	$0.72	$0.42	$1.65
Income (loss) from discontinued operations	0.20	(0.05)	(0.03)

Net income	$0.92	$0.37	$1.62

Per common share amounts – diluted:
Income from continuing operations	$0.69	$0.39	$1.57
Income (loss) from discontinued operations	0.19	(0.05)	(0.03)

Net income	$0.88	$0.34	$1.54

Potentially dilutive securities include all stock based awards. For the years ended December 31, 2015 and 2014, certain equity awards were antidilutive. For the year ended December 31, 2013, the option awards accounted for under the liability method were antidilutive.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company expects that the adoption of ASU 2014-15 will not have a material impact on its consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. The adoption of ASU 2015-02 as of January 1, 2016 did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will now only have one net non-current deferred tax asset or liability. ASU 2015-17 will be effective for public business entities in fiscal years beginning after December 15, 2016, including interim periods within those years. Early adoption is permitted for all entities as of the beginning of an interim or annual reporting period. The Company has adopted ASU 2015-17 for the year ended December 31, 2015, which included a $3,798,000 reduction of the current deferred tax asset and an offsetting increase in the non-current deferred tax asset as of December 31, 2014. The adoption of ASU 2015-17 did not have an impact on the Company’s results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact the pending adoption of ASU 2016-02 will have on its consolidated financial statements and disclosures.

Reclassification

Amounts in certain accounts, as presented in the consolidated balance sheet, the condensed balance sheet data in Note 3 and certain paragraphs in Note 7, have been reclassified to conform to the current period presentation.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Segment Information

The Company is organized into separately managed segments as follows: the Reis Services segment, the discontinued operations segment and other. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$28,465	$—	$193	$28,658
Restricted cash and investments	212	—	—	212
Accounts receivable, net	13,741	—	—	13,741
Prepaid and other assets	417	60	193	670

Total current assets	42,835	60	386	43,281
Furniture, fixtures and equipment, net	798	—	6	804
Intangible assets, net	15,687	—	—	15,687
Deferred tax asset, net	285	—	18,145	18,430
Goodwill	57,203	—	(2,378)	54,825
Other assets	172	—	—	172

Total assets	$116,980	$60	$16,159	$133,199

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	4,502	—	1,397	5,899
Deferred revenue	25,291	—	—	25,291
Liabilities attributable to discontinued operations	—	120	26	146

Total current liabilities	29,793	120	1,423	31,336
Other long-term liabilities	284	—	—	284
Deferred tax liability, net	29,498	—	(29,498)	—

Total liabilities	59,575	120	(28,075)	31,620
Total stockholders’ equity	57,405	(60)	44,234	101,579

Total liabilities and stockholders’ equity	$116,980	$60	$16,159	$133,199

Condensed Balance Sheet Data December 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$17,562	$—	$183	$17,745
Restricted cash and investments	213	—	—	213
Accounts receivable, net	12,627	—	—	12,627
Prepaid and other assets	213	—	156	369

Total current assets	30,615	—	339	30,954
Furniture, fixtures and equipment, net	836	—	15	851
Intangible assets, net	14,681	—	—	14,681
Deferred tax asset, net	285	—	22,152	22,437
Goodwill	57,203	—	(2,378)	54,825
Other assets	140	—	—	140

Total assets	$103,760	$—	$20,128	$123,888

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—	$—
Accrued expenses and other liabilities	3,157	—	1,014	4,171
Deferred revenue	22,885	—	—	22,885
Liabilities attributable to discontinued operations	—	271	28	299

Total current liabilities	26,042	271	1,042	27,355
Other long-term liabilities	420	—	—	420
Deferred tax liability, net	23,108	—	(23,108)	—

Total liabilities	49,570	271	(22,066)	27,775
Total stockholders’ equity	54,190	(271)	42,194	96,113

Total liabilities and stockholders’ equity	$103,760	$—	$20,128	$123,888

(A) Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented.
(B) Includes cash, other assets and liabilities not specifically attributable to or allocable to a specific operating segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Year Ended December 31, 2015	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$50,890	$—	$—	$50,890
Cost of sales of subscription revenue	9,081	—	—	9,081

Gross profit	41,809	—	—	41,809

Operating expenses:
Sales and marketing	11,701	—	—	11,701
Product development	3,711	—	—	3,711
General and administrative expenses	9,892	—	4,375	14,267

Total operating expenses	25,304	—	4,375	29,679
Other income (expenses):
Interest and other income	38	—	—	38
Interest expense	(92)	—	—	(92)

Total other income (expenses)	(54)	—	—	(54)

Income (loss) before income taxes and discontinued operations	$16,451	$—	$(4,375)	$12,076

Income (loss) from discontinued operations, before income taxes	$—	$(8)	$3,651	$3,643

Condensed Operating Data for the Year Ended December 31, 2014	Reis Services	Discontinued Operations (A)	Other (B)	Consolidated

Subscription revenue	$41,335	$—	$—	$41,335
Cost of sales of subscription revenue	8,037	—	—	8,037

Gross profit	33,298	—	—	33,298

Operating expenses:
Sales and marketing	10,235	—	—	10,235
Product development	3,473	—	—	3,473
General and administrative expenses	7,940	—	4,101	12,041

Total operating expenses	21,648	—	4,101	25,749
Other income (expenses):
Interest and other income	22	—	—	22
Interest expense	(113)	—	—	(113)

Total other income (expenses)	(91)	—	—	(91)

Income (loss) before income taxes and discontinued operations	$11,559	$—	$(4,101)	$7,458

(Loss) from discontinued operations, before income taxes	$—	$(31)	$(920)	$(951)

(A)	Includes the results of the Company’s discontinued operations to the extent that such operations existed during the periods presented.
(B)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the operating segments.

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

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2015.

The Company’s largest individual subscriber accounted for 10.6%, 2.9% and 3.4% of Reis Services’s revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents the accounts receivable balances of Reis Services at December 31, 2015 and 2014:

	December 31,
	2015	2014

Accounts receivable	$13,828,000	$12,679,000
Allowance for doubtful accounts	(87,000)	(52,000)

Accounts receivable, net	$13,741,000	$12,627,000

Twenty-three subscribers accounted for an aggregate of approximately 63.9% of Reis Services’s accounts receivable at December 31, 2015, including four subscribers in excess of 4.0% and the largest representing 17.4%. Through February 18, 2016, the Company received payments of approximately $10,753,000 or 77.8% against the December 31, 2015 accounts receivable balance. Thirty-one subscribers accounted for an aggregate of approximately 65.0% of Reis Services’s accounts receivable at December 31, 2014, including four subscribers in excess of 4.0% and the largest representing 9.4%.

At December 31, 2015 and 2014, the largest individual subscriber accounted for 6.8% and 5.2% respectively, of deferred revenue.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations is comprised of the following:

	For the Years Ended December 31,
	2015	2014	2013

Litigation recoveries	$4,839,000	$26,000	$80,000
Other (expenses), net	(1,196,000)	(977,000)	(646,000)

Income (loss) from discontinued operations before income tax	3,643,000	(951,000)	(566,000)
Income tax expense (benefit) from discontinued operations	1,409,000	(382,000)	(230,000)

Income (loss) from discontinued operations, net of income tax expense (benefit)	$2,234,000	$(569,000)	$(336,000)

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

As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. In summary, recovery efforts from the fourth quarter of 2012 through December 31, 2015 have resulted in cash collections aggregating approximately $5,658,000. During the years ended December 31, 2015, 2014 and 2013, the Company had litigation recoveries of $4,839,000, $26,000 and $80,000, respectively, from multiple insurance carriers, trial attorneys, an insurance broker and other responsible parties involved in the design, development, construction and supervision of the Gold Peak project. Other expenses primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts. For additional information pertaining to the Gold Peak litigation and recovery efforts, see Note 10.

4.	Restricted Cash and Investments

Restricted cash and investments represents a security deposit for the 530 Fifth Avenue corporate office space. The Company provided the lessor a bank-issued letter of credit, which is fully collateralized by a certificate of deposit issued by that bank. The restricted cash balance was approximately $212,000 and $213,000 at December 31, 2015 and 2014, respectively.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2015	2014

Database	$22,790,000	$19,435,000
Accumulated amortization	(17,121,000)	(15,018,000)

Database, net	5,669,000	4,417,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(8,328,000)	(7,379,000)

Customer relationships, net	5,772,000	6,721,000

Website	14,735,000	11,936,000
Accumulated amortization	(10,669,000)	(8,876,000)

Website, net	4,066,000	3,060,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,620,000)	(2,317,000)

Acquired below market lease, net	180,000	483,000

Intangibles, net	$15,687,000	$14,681,000

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets (continued)

The Company capitalized approximately $3,355,000 and $2,286,000 to the database intangible asset and $2,799,000 and $1,537,000 to the website intangible asset during the years ended December 31, 2015 and 2014, respectively. In September 2015, the Company entered into an agreement to purchase the intellectual property owned by a third party for the Mobiuss product for $700,000. Such purchase is included in the costs capitalized to the website intangible asset in 2015.

Amortization expense for intangible assets aggregated approximately $5,148,000 for the year ended December 31, 2015, of which approximately $2,103,000 related to the database, which is charged to cost of sales, approximately $949,000 related to customer relationships, which is charged to sales and marketing expense, approximately $1,793,000 related to website development, which is charged to product development expense, and approximately $303,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $4,829,000 for the year ended December 31, 2014, of which approximately $1,780,000 related to the database, approximately $962,000 related to customer relationships, approximately $1,784,000 related to website development, and approximately $303,000 related to the value ascribed to the below market terms of the office lease. Amortization expense for intangible assets aggregated approximately $4,697,000 for the year ended December 31, 2013, of which approximately $1,547,000 related to the database, approximately $973,000 related to customer relationships, approximately $1,875,000 related to website development, and approximately $302,000 related to the value ascribed to the below market terms of the office lease, all in the Reis Services segment.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2015 follows:

For the Year Ended December 31,	Amount

2016	$5,106,000
2017	3,942,000
2018	2,687,000
2019	1,489,000
2020	1,114,000
Thereafter	1,349,000

Total	$15,687,000

6.	Debt

The Company had no debt outstanding at December 31, 2015 and 2014.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. On January 28, 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at December 31, 2015 and 2014. No borrowings were made during the years ended December 31, 2015, 2014 or 2013.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2015	2014	2013

Current Federal alternative minimum tax (“AMT”) expense	$303,000	$92,000	$42,000
Current state and local tax expense	662,000	254,000	132,000
Deferred Federal tax expense (benefit) (A)	4,962,000	2,118,000	(12,775,000)
Deferred state and local tax expense (benefit)	(513,000)	(4,000)	(1,299,000)

Consolidated income tax expense (benefit), including taxes attributable to discontinued operations (B)	5,414,000	2,460,000	(13,900,000)
Less income tax expense (benefit) attributable to discontinued operations	1,409,000	(382,000)	(230,000)

Income tax expense (benefit) (C)	$4,005,000	$2,842,000	$(13,670,000)

(A)	Includes an AMT (benefit) of $(303,000), $(92,000) and $(1,181,000) in 2015, 2014 and 2013, respectively.
(B)	Includes income tax expense (benefit) attributable to (loss) from discontinued operations.
(C)	Reflects the tax expense (benefit) from continuing operations as reported on the consolidated statements of operations for the periods presented.

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense (benefit) on continuing operations is as follows:

	For the Years Ended December 31,
	2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent

Tax expense (benefit) at U.S. statutory rate	$4,227,000	35.00%	$2,610,000	35.00%	$1,492,000	35.00%
State and local tax expense (benefit), net of Federal impact	494,000	4.09%	194,000	2.60%	86,000	2.01%
Impact of state and local tax rate change net of Federal impact	(714,000)	(5.90%)	27,000	0.36%	110,000	2.58%
Cost (benefit) attributable to valuation allowance, net	—	—	—	—	(150,000)	(3.52%)
Non-deductible items	(2,000)	(0.02%)	11,000	0.15%	9,000	0.21%
Benefit attributable to reduction in allowance against certain deferred tax assets	—	—	—	—	(15,217,000)	(356.94%)

Income tax expense (benefit)	$4,005,000	33.17%	$2,842,000	38.11%	$(13,670,000)	(320.66%)

During 2013, the Company recorded an aggregate deferred Federal, state and local income tax benefit of $15,217,000 from the release of the valuation allowance against certain deferred tax assets. In the fourth quarter of 2013, the Company reversed the valuation allowance recorded against a portion of its NOL carryforwards in 2012, and the remaining balance of the valuation allowance against NOL and AMT credit carryforwards in 2013. The decision to reduce the valuation allowance in 2013 was made after management determined, based on an assessment of continuing operations, profitability and forecasts of future taxable income, that these deferred tax assets would be realized in the future. Separately, during the fourth quarter of 2013, the Company reevaluated the availability of state operating loss carryforwards and modified the future effective state and local tax rate. As a result, the future tax benefit was reduced by approximately $346,000 during the year ended December 31, 2013.

During March 2014, New York State enacted a law to (1) reduce corporate tax rates, effective in future years and (2) change the method of determining the availability and use of NOLs existing at December 31, 2014. In April 2015, New York City enacted a law which substantially conforms with the New York State changes. As a consequence, the Company evaluated all elements affecting the balance of its net deferred tax assets in the respective periods, including the availability of New York State and New York City NOL carryforwards. The changes in the New York State law were reflected in the first quarter of 2014 income tax expense and the changes in the New York City law were reflected in the second quarter of 2015 income tax expense. Given the change in the New York City law, there was a variation between the effective tax rate and the statutory tax rate for the year ended December 31, 2015.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $18,430,000 and $22,437,000 at December 31, 2015 and 2014, respectively, all of which is classified as non-current in accordance with ASU 2015-17. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
Deferred Tax Assets

Net operating loss carryforwards	$17,314,368	$22,113,983

Asset basis differences — tax amount greater than book value	254,773	259,922
Liability reserves	187,253	212,142
Stock compensation plans	1,644,339	1,520,041
AMT credit carryforwards	1,576,737	1,273,792
Other	45,903	21,585

	21,023,373	25,401,465
Valuation allowance	—	—

Total deferred tax assets	21,023,373	25,401,465

Deferred Tax Liabilities

Acquired asset differences — book value greater than tax	(2,266,160)	(2,669,655)
Asset basis differences — carrying amount value greater than tax	(327,476)	(295,073)

Total deferred tax liabilities	(2,593,636)	(2,964,728)

Net deferred tax asset (liability)	$18,429,737	$22,436,737

The Company had Federal NOL carryforwards aggregating approximately $46,018,000 at December 31, 2015, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 10), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $13,300,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. The enactment of the 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such losses are expected to be fully utilized in the future.

The next NOL expiration for the Company is in 2024 for approximately $10,672,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2015 is approximately $1,723,000 attributable to excess tax deductions on equity award activity in prior years. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at December 31, 2015, 2014 or 2013.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

The Company and its subsidiaries have been audited by the Internal Revenue Service (“IRS”) for the 2012 tax year, which audit was completed in February 2015 with the IRS issuing a no change letter. The 2013 and 2014 Federal tax returns are open for examination. All prior Federal periods are closed, except to the extent that an NOL was generated in a given year. Tax returns for 1997 and 1998 are open for the NOLs generated during those years from an acquired business at that time. The Reis Services business prior to the Merger, was audited by the IRS for tax years ending October 31, 2005 and 2006. In addition, tax returns are open from 2000 to 2002 and 2007, to the extent that NOLs were generated during these periods by the Reis Services business prior to the Merger.

During the third quarter of 2015, audits of the Company and its consolidated subsidiaries for tax years 2004 through 2006 were completed by New York State resulting in net payments aggregating approximately $16,000 in the period to New York State and New York City. Such amounts had been accrued in prior periods. Tax returns for the Company and a subsidiary are open for the years 2007 to 2014 for New York State and New York City. The tax years for a subsidiary operating in Colorado are open from 2011 to 2014.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $159,000 and $105,000 at December 31, 2015 and 2014, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded additional general and administrative expense, including interest, of $70,000, $43,000 and $51,000 in 2015, 2014, and 2013, respectively. A reconciliation of the unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013 follows:

	For the Years Ended December 31,
	2015	2014	2013

Balance at beginning of period	$105,000	$62,000	$345,000
Additional provisions and interest related to prior years	70,000	43,000	51,000
Resolution of matters during the period	(16,000)	—	(334,000)

Balance at end of period	$159,000	$105,000	$62,000

The Company expects that a substantial portion of the 2015 balance could be resolved in 2016.

8.	Stockholders’ Equity

During the years ended December 31, 2015, 2014 and 2013, the Company did not repurchase any shares of common stock.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015. Dividends paid by the Company during 2015 and 2014 aggregated approximately $6,338,000 and $3,698,000, respectively. The Company did not declare or distribute any dividends during the year ended December 31, 2013.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

Option Awards

The following table presents option activity and other plan data for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015		2014		2013
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	582,500	$9.52	627,724	$9.05	645,448	$8.94
Granted	—	$—	20,000	$18.52	—	$—
Exercised	(35,000)	$(8.12)	(56,362)	$(8.25)	(8,862)	$(5.24)
Cancelled through cash settlement	—	$—	(8,862)	$(4.09)	(8,862)	$(5.24)
Forfeited/cancelled/expired	—	$—	—	$—	—	$—

Outstanding at end of period	547,500	$9.61	582,500	$9.52	627,724	$9.05

Options exercisable at end of period	531,500	$9.35	562,500	$9.21	627,724	$9.05

Options exercisable which can be settled in cash	—	$—	—	$—	17,724	$4.09

Weighted average fair value of options granted per year (per option)	$—		$7.64		$—

Weighted average remaining contractual life at end of period	3.0 years		3.9 years		4.5 years

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

At December 31, 2015 and 2014, there were no options outstanding for which a liability was required as the remaining liability award options were either exercised or settled with a net cash payment in 2013 and 2014. The Company recorded a compensation benefit of approximately $137,000 for the year ended December 31, 2014 and compensation expense of approximately $82,000 for the year ended December 31, 2013, in general and administrative expenses in the consolidated statements of operations related to the respective changes in the amount of the liability for option cancellations. There was no compensation expense (benefit) related to the liability for option cancellations for the year ended December 31, 2015.

In each of the years ended December 31, 2014 and 2013, a total of 8,862 options were settled with net cash payments aggregating approximately $132,000 and $110,000, respectively.

In May 2014, the Company granted 20,000 options to one employee. These options, which are accounted for as an equity award, vest ratably over a five-year period and have an exercise price of $18.52 per option, based upon the closing price of the Company’s common stock on the date of grant. For expense purposes, the Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model at $7.64 per option. The following table includes the assumptions that were made and the estimated fair value for option grants in 2014 (no option awards were granted during either 2015 or 2013):

2014 Grant

Stock price on grant date	$18.52
Exercise price	$18.52
Dividend yield	2.38%
Risk-free interest rate	2.20%
Expected life	8.0 years
Estimated volatility	47.8%
Fair value of options granted (per option)	$7.64

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

The following table presents additional option details at December 31, 2015 and 2014:

	Options Outstanding and Exercisable at December 31, 2015				Options Outstanding and Exercisable at December 31, 2014
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)

$ 7.50	20,000	1.6	$7.50	$324,600	47,500	2.6	$7.50	$886,825
$ 8.03	225,000	4.6	$8.03	3,533,625	225,000	5.6	$8.03	4,082,625
$ 10.40	282,500	1.4	$10.40	3,765,725	290,000	2.4	$10.40	4,573,300
$ 18.52	20,000	8.4	$18.52	104,200	20,000	9.4	$18.52	153,000

	547,500	3.0	$9.61	$7,728,150	582,500	3.9	$9.52	$9,695,750

(A)	The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2015 and 2014, respectively. For purposes of this calculation, the Company’s closing stock prices were $23.73 and $26.17 per share on December 31, 2015 and 2014, respectively.

Dividends are not paid or accrued on unexercised options.

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2015, 2014 and 2013:

	For the Years Ended December 31,
	2015	2014	2013

Outstanding at beginning of period	277,973	365,686	469,848
Granted	83,141	105,132	103,176
Common stock delivered (A) (B) (C)	(105,970)	(185,224)	(205,075)
Forfeited	(1,103)	(7,621)	(2,263)

Outstanding at end of period	254,041	277,973	365,686

Intrinsic value (D)	$6,028,000	$7,275,000	$7,032,000

(A)	The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.
(B)	In the 2014 period, all of the vested RSUs were issued as shares.
(C)	The 2013 period includes 80,139 shares which were used to settle minimum employee withholding tax obligations for 16 employees of approximately $1,280,000 in 2013. A net of 124,936 shares of common stock were delivered in 2013.
(D)	For purposes of this calculation, the Company’s closing stock prices were $23.73, $26.17 and $19.23 per share on December 31, 2015, 2014 and 2013, respectively.

In the first quarter of 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $22.41 per RSU. In February 2014, an aggregate of 91,431 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.13 per RSU. In December 2014, an aggregate of 6,900 RSUs were granted, which RSUs vest upon the third anniversary of the grant date and had a grant date fair value of $20.43 per RSU. In February 2013, an aggregate of 91,356 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $16.20 per RSU. The grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2015, 2014 and 2013 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the years ended December 31, 2015, 2014 and 2013, an aggregate of 5,736 RSUs, 6,801 RSUs and 11,820 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $24.03, $20.28 and $15.56 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

Dividends are paid on RSUs granted to non-employee directors. The Company issued 40,564 shares in 2014, to satisfy the settlement of RSUs related to directors that retired from the Board six months prior.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $1,773,000, $1,702,000 and $1,859,000, respectively, including approximately $138,000, $138,000 and $173,000 related to non-employee director equity compensation, for the years ended December 31, 2015, 2014 and 2013, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

At December 31, 2015, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $2,028,000. It does not include any awards granted subsequent to December 31, 2015.

For the Year Ended December 31,	Options	RSUs	Total

2016	$31,000	$1,225,000	$1,256,000
2017	31,000	652,000	683,000
2018	31,000	47,000	78,000
2019	11,000	—	11,000

	$104,000	$1,924,000	$2,028,000

10.	Commitments and Contingencies

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

Reis, Inc. and two of its subsidiaries (GP LLC and Wellsford Park Highlands Corp. (“WPHC”) (collectively, including Reis, Inc., the “Reis Defendants”)) were the subject of a suit brought by the GP HOA at the Company’s former 259-unit Gold Peak condominium project outside of Denver, Colorado. This suit was filed in District Court in Douglas County, Colorado on October 19, 2010, seeking monetary damages (not quantified at the time) relating to design and construction defects at the Gold Peak project. Tri-Star, the construction manager/general contractor for the project (not affiliated with the Company) and two former senior officers of the Company (Jeffrey H. Lynford, who was also previously a director of the Company, and David M. Strong) were also named as defendants in the suit. In October 2011, experts for the GP HOA delivered a report alleging a cost to repair of approximately $19,000,000. Trial commenced on February 21, 2012 and a jury rendered its verdict on March 13, 2012 finding Reis and GP LLC jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. The jury also found Tri-Star liable as the construction manager/general contractor of the project.

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

In connection with the development of Gold Peak, the Company purchased a commercial general liability “WRAP” insurance policy from a predecessor of ACE Westchester (“ACE”) covering the Company (including its subsidiaries) and its former officers, Tri-Star and Tri-Star’s subcontractors. The Company took the position that a total of $9,000,000 (and possibly $12,000,000) of coverage was available for the GP HOA’s claims. ACE took the position that only $3,000,000 of coverage (including defense costs) was provided. The Company filed suit against ACE in District Court in Douglas County, Colorado on January 18, 2012, to cover the GP HOA’s claims, bad faith and other related causes of action. In particular, the Company took the position that the GP HOA’s claims could have been settled for $12,000,000 or less prior to the trial. On November 20, 2014, the Colorado District Court determined that the WRAP policy provided $3,000,000 of coverage and this amount had been eroded by defense costs.

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

In June 2015, the Company entered into settlement agreements with ACE, Tri-Star, certain of the Tri-Star subcontractors and the architect. As a result, a previously scheduled trial for October 2015 was vacated. In July 2015, the Company entered into a settlement agreement with the former insurance broker. As a result, a previously scheduled trial for July 2015 was vacated.

In September 2015, after consideration of a possible appeal of the November 20, 2014 Colorado District Court’s ruling, the Company entered into a settlement agreement with the insurance company related to the directors’ and officers’ insurance policy.

The Company entered into a tolling agreement with the law firm that represented the Reis Defendants in the trial with the GP HOA in September 2013. The tolling agreement postponed the running of the limitation period for the claims by the Company against the law firm related to the GP HOA trial. In November 2015, the Company entered into a settlement agreement with the law firm that represented the Reis Defendants in the GP HOA trial.

In December 2015, after the consideration of risks and costs associated with a pending arbitration proceeding, the Company entered into a settlement agreement with the third party inspector.

As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. In summary, recovery efforts from the fourth quarter of 2012 through December 31, 2015 have resulted in cash collections aggregating approximately $5,658,000. During the years ended December 31, 2015, 2014 and 2013, the Company had litigation recoveries of approximately $4,839,000, $26,000 and $80,000, respectively, from multiple insurance carriers, trial attorneys, an insurance broker and other responsible parties involved in the design, development, construction and supervision of the Gold Peak project. Such amounts are included in income (loss) from discontinued operations on the consolidated statements of operations.

The Company is not a party to any other litigation that could reasonably be foreseen to be material to the Company.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commitments and Contingencies (continued)

Other Operating Commitments

At December 31, 2015, the Company is a tenant under three operating leases, two of which are for office space in Midtown Manhattan, New York, both of which expire in September 2016, and a third for office space in White Plains, New York, which expires in June 2023. Rent expense was approximately $2,207,000, $2,082,000 and $1,893,000 for the years ended December 31, 2015, 2014 and 2013, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. In connection with one lease, the Company provided a letter of credit through a bank, to the lessor. The letter of credit requirement is approximately $212,000 which is collateralized by a certificate of deposit issued by that bank. The certificate of deposit is included in restricted cash and investments in the consolidated balance sheets at December 31, 2015 and 2014 (see Note 4).

Future minimum lease payments under operating leases at December 31, 2015 are as follows:

For the Year Ended December 31,	Amount

2016	$1,680,000
2017	926,000
2018	1,069,000
2019	1,092,000
2020	1,107,000
Thereafter	2,780,000

Total	$8,654,000

The Company has a defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. The Company matches contributions up to 2% of employees’ salaries, as then defined, for 2015, 2014 and 2013 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $259,000, $231,000 and $203,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

11.	Fair Value of Financial Instruments

At December 31, 2015 and 2014, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at December 31, 2015 and 2014. The Company had no debt outstanding at December 31, 2015 and 2014. See Note 6 for additional information about the Company’s debt.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

12.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands, except per share amounts)

	2015
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$11,131	$13,416	$12,137	$14,206

Income from continuing operations	$1,293	$2,928	$1,508	$2,342

Net income	$1,222	$4,067	$1,644	$3,372

Per share amounts – basic (A):
Income from continuing operations	$0.12	$0.26	$0.13	$0.21

Net income	$0.11	$0.36	$0.15	$0.30

Per share amounts – diluted (A):
Income from continuing operations	$0.11	$0.25	$0.13	$0.20

Net income	$0.10	$0.35	$0.14	$0.29

Weighted average number of common shares outstanding:
Basic	11,191	11,229	11,236	11,251

Diluted	11,693	11,690	11,721	11,744

	2014
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31

Subscription revenue	$9,946	$10,194	$10,469	$10,726

Income from continuing operations	$1,047	$915	$1,130	$1,524

Net income	$669	$822	$1,080	$1,476

Per share amounts – basic (A):
Income from continuing operations	$0.10	$0.08	$0.10	$0.14

Net income	$0.06	$0.07	$0.10	$0.13

Per share amounts – diluted (A):
Income from continuing operations	$0.09	$0.08	$0.10	$0.12

Net income	$0.06	$0.07	$0.09	$0.11

Weighted average number of common shares outstanding:
Basic	10,979	11,102	11,119	11,145

Diluted	11,463	11,531	11,653	11,688

(A)	Aggregate quarterly per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.