Form 10-Q
period 2016-03-31
Reis, Inc.
filed 2016-05-03
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

The number of the Registrant’s shares of common stock outstanding was 11,316,326 as of April 26, 2016.

Part I. Financial Information

Item 1.  Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,910,705	$28,657,956
Restricted cash and investments	212,268	212,268
Accounts receivable, net	7,107,240	13,741,169
Prepaid and other assets	1,114,240	670,339

Total current assets	37,344,453	43,281,732
Furniture, fixtures and equipment, net of accumulated depreciation of $2,533,158 and $2,449,985, respectively	1,529,107	804,427
Intangible assets, net of accumulated amortization of $40,116,778 and $38,738,292, respectively	16,297,789	15,686,954
Deferred tax asset, net	17,689,737	18,429,737
Goodwill	54,824,648	54,824,648
Other assets	342,550	171,728

Total assets	$128,028,284	$133,199,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	4,197,652	5,898,226
Deferred revenue	22,268,396	25,291,499
Liabilities attributable to discontinued operations	—	145,737

Total current liabilities	26,466,048	31,335,462
Other long-term liabilities	279,799	284,316

Total liabilities	26,745,847	31,619,778

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,316,326 and 11,256,405 shares issued and outstanding, respectively	226,326	225,128
Additional paid in capital	107,136,520	107,102,433
Retained earnings (deficit)	(6,080,409)	(5,748,113)

Total stockholders’ equity	101,282,437	101,579,448

Total liabilities and stockholders’ equity	$128,028,284	$133,199,226

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Subscription revenue	$12,823,752	$11,130,778
Cost of sales of subscription revenue	2,461,571	2,185,440

Gross profit	10,362,181	8,945,338

Operating expenses:
Sales and marketing	2,667,992	2,653,014
Product development	1,005,284	862,754
General and administrative expenses	4,084,711	3,321,076

Total operating expenses	7,757,987	6,836,844

Other income (expenses):
Interest and other income	8,256	7,089
Interest expense	(21,325)	(28,213)

Total other income (expenses)	(13,069)	(21,124)

Income before income taxes and discontinued operations	2,591,125	2,087,370
Income tax expense	987,000	794,000

Income from continuing operations	1,604,125	1,293,370
Loss from discontinued operations, net of income tax expense (benefit) of $— and $(47,000), respectively	—	(71,354)

Net income	$1,604,125	$1,222,016

Per share amounts – basic:
Income from continuing operations	$0.14	$0.12

Net income	$0.14	$0.11

Per share amounts – diluted:
Income from continuing operations	$0.14	$0.11

Net income	$0.14	$0.10

Weighted average number of common shares outstanding:
Basic	11,283,752	11,190,683

Diluted	11,725,806	11,692,564

Dividends declared per common share	$0.17	$0.14

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2016

(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2016	11,256,405	$225,128	$107,102,433	$(5,748,113)	$101,579,448

Shares issued for vested employee restricted stock units	52,421	1,048	(1,048)	—	—
Shares issued for option exercises	7,500	150	77,850	—	78,000
Stock based compensation, net	—	—	(42,715)	—	(42,715)
Dividends	—	—	—	(1,936,421)	(1,936,421)
Net income	—	—	—	1,604,125	1,604,125

Balance, March 31, 2016	11,316,326	$226,326	$107,136,520	$(6,080,409)	$101,282,437

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,604,125	$1,222,016
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	864,000	709,000
Depreciation	112,870	105,958
Amortization of intangible assets	1,378,486	1,221,190
Stock based compensation charges	534,444	446,244
Changes in assets and liabilities:
Restricted cash and investments	—	(131)
Accounts receivable, net	6,633,929	6,855,043
Prepaid and other assets	(354,080)	(117,523)
Accrued expenses and other liabilities	(1,675,828)	(1,593,205)
Deferred revenue	(3,023,103)	(1,568,506)

Net cash provided by operating activities	6,074,843	7,280,086

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(2,164,321)	(1,082,189)
Furniture, fixtures and equipment additions	(839,641)	(58,452)

Cash (used in) investing activities	(3,003,962)	(1,140,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(1,936,421)	(1,581,639)
Proceeds from option exercises	—	56,250
Payments for option cancellations and restricted stock units	(701,159)	(992,971)
Payment of financing costs	(180,552)	—

Net cash (used in) financing activities	(2,818,132)	(2,518,360)

Net increase in cash and cash equivalents	252,749	3,621,085
Cash and cash equivalents, beginning of period	28,657,956	17,745,077

Cash and cash equivalents, end of period	$28,910,705	$21,366,162

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$6,389	$6,389

Cash paid during the period for income taxes	$288,011	$164,700

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual for website and database development costs	$175,000

Disposal of fully depreciated furniture, fixtures and equipment	$29,697	$45,286

Shares issued for vested employee restricted stock units	$1,048	$1,297

Shares issued for option exercises	$150

Proceeds receivable from option exercises	$78,000

Proceeds receivable from furniture, fixtures and equipment disposal	$2,091

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

Discontinued Operations – Residential Development Activities

Prior to May 2007, the name of the Company was Wellsford Real Properties, Inc. (“Wellsford”). Wellsford, which was originally formed on January 8, 1997, acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining residential units and homes at its projects or divested of the remaining residential projects in bulk sales by April 2011. In 2012, the Company settled construction defect litigation at its Colorado project and in 2015, finalized its efforts to recover funds from other responsible parties involved in the design, development, construction and supervision of the Colorado project as more fully described in Note 3.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016. The consolidated statements of operations and cash flows for the three months ended March 31, 2016 and 2015 are not necessarily indicative of full year results.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 eliminates the deferral of FAS 167 and makes changes to both the variable interest model and the voting model. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. The Company has adopted ASU 2015-02 as of January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact the pending adoption of ASU 2016-02 will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (“ASU 2016-09”). Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance on employers’ accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and for forfeitures is also changing. For public business entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is currently evaluating the impact the adoption of ASU 2016-09 will have on its consolidated financial statements and disclosures.

Reclassification

Amounts in certain accounts as presented in the condensed balance sheet data and condensed operating data in Note 3 have been reclassified to conform to the current period presentation.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

3.	Segment Information

The Company is organized into separately managed segments as follows: the Reis Services segment and other. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data March 31, 2016	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$28,714	$197	$28,911
Restricted cash and investments	212	—	212
Accounts receivable, net	7,107	—	7,107
Prepaid and other assets	917	197	1,114

Total current assets	36,950	394	37,344
Furniture, fixtures and equipment, net	1,525	4	1,529
Intangible assets, net	16,298	—	16,298
Deferred tax asset, net	285	17,405	17,690
Goodwill	57,203	(2,378)	54,825
Other assets	342	—	342

Total assets	$112,603	$15,425	$128,028

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,190	1,008	4,198
Deferred revenue	22,268	—	22,268

Total current liabilities	25,458	1,008	26,466
Other long-term liabilities	280	—	280
Deferred tax liability, net	30,973	(30,973)	—

Total liabilities	56,711	(29,965)	26,746
Total stockholders’ equity	55,892	45,390	101,282

Total liabilities and stockholders’ equity	$112,603	$15,425	$128,028

Condensed Balance Sheet Data December 31, 2015	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$28,465	$193	$28,658
Restricted cash and investments	212	—	212
Accounts receivable, net	13,741	—	13,741
Prepaid and other assets	417	253	670

Total current assets	42,835	446	43,281
Furniture, fixtures and equipment, net	798	6	804
Intangible assets, net	15,687	—	15,687
Deferred tax asset, net	285	18,145	18,430
Goodwill	57,203	(2,378)	54,825
Other assets	172	—	172

Total assets	$116,980	$16,219	$133,199

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	4,502	1,397	5,899
Deferred revenue	25,291	—	25,291
Liabilities attributable to discontinued operations	—	146	146

Total current liabilities	29,793	1,543	31,336
Other long-term liabilities	284	—	284
Deferred tax liability, net	29,498	(29,498)	—

Total liabilities	59,575	(27,955)	31,620
Total stockholders’ equity	57,405	44,174	101,579

Total liabilities and stockholders’ equity	$116,980	$16,219	$133,199

(A)

Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented, and includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended March 31, 2016	Reis Services	Other (A)	Consolidated

Subscription revenue	$12,824	$—	$12,824
Cost of sales of subscription revenue	2,462	—	2,462

Gross profit	10,362	—	10,362

Operating expenses:
Sales and marketing	2,668	—	2,668
Product development	1,005	—	1,005
General and administrative expenses	2,796	1,289	4,085

Total operating expenses	6,469	1,289	7,758
Other income (expenses):
Interest and other income	8	—	8
Interest expense	(21)	—	(21)

Total other income (expenses)	(13)	—	(13)

Income (loss) before income taxes and discontinued operations	$3,880	$(1,289)	$2,591

Income (loss) from discontinued operations, before income taxes	$—	$—	$—

Condensed Operating Data for the Three Months Ended March 31, 2015	Reis Services	Other (A)	Consolidated

Subscription revenue	$11,131	$—	$11,131
Cost of sales of subscription revenue	2,186	—	2,186

Gross profit	8,945	—	8,945

Operating expenses:
Sales and marketing	2,653	—	2,653
Product development	863	—	863
General and administrative expenses	2,160	1,161	3,321

Total operating expenses	5,676	1,161	6,837
Other income (expenses):
Interest and other income	7	—	7
Interest expense	(28)	—	(28)

Total other income (expenses)	(21)	—	(21)

Income (loss) before income taxes and discontinued operations	$3,248	$(1,161)	$2,087

(Loss) from discontinued operations, before income taxes	$—	$(118)	$(118)

(A)

Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented, and includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

In the first quarter of 2016, the Company changed the segment presentation to combine the discontinued operations segment with other. The reason for this change in presentation is the result of the completion of the discontinued operating activities in 2015 and to simplify the presentation on a comparable basis.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2016.

The Company’s largest individual subscriber accounted for 11.4% and 2.7% of Reis Services’s revenue for the three months ended March 31, 2016 and 2015, respectively.

The following table presents the accounts receivable balances of Reis Services at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Accounts receivable	$7,216,000	$13,828,000
Allowance for doubtful accounts	(109,000)	(87,000)

Accounts receivable, net	$7,107,000	$13,741,000

Fifteen subscribers accounted for an aggregate of approximately 49.2% of Reis Services’s accounts receivable at March 31, 2016, with the largest representing 11.4%. Through April 27, 2016, the Company received payments of approximately $3,726,000, or 51.6%, against the March 31, 2016 accounts receivable balance.

At March 31, 2016, the largest individual subscriber accounted for 3.5% of deferred revenue.

Discontinued Operations – Residential Development Activities

Income (loss) from discontinued operations was comprised of the following in the 2015 period (there were no discontinued operations activities in the 2016 period):

For the Three Months Ended March 31, 2015

Litigation recoveries	$—
Other (expense), net	(118,000)

(Loss) from discontinued operations before income tax	(118,000)
Income tax (benefit) from discontinued operations	(47,000)

(Loss) from discontinued operations, net of income tax (benefit)	$(71,000)

In September 2009, the Company sold the final unit at Gold Peak, the final phase of Palomino Park, a five phase multifamily residential development in Highlands Ranch, Colorado. Gold Peak was a 259-unit condominium project on the remaining 29 acre land parcel at Palomino Park. On March 13, 2012, in connection with litigation regarding construction defects at the Gold Peak project, a jury rendered its verdict whereby Reis, one of its subsidiaries (Gold Peak at Palomino Park LLC, the developer of the project (“GP LLC”)), and the construction manager/general contractor for the project (Tri-Star Construction West, LLC (“Tri-Star”)) were found jointly and severally liable for an aggregate of $18,200,000, plus other costs of approximately $756,000. On June 20, 2012, following denial of all of the defendants’ post-trial motions, Reis and its subsidiaries reached a settlement with the plaintiff, the Gold Peak Homeowners Association, (“GP HOA”) providing for a total payment of $17,000,000. Of this amount, $5,000,000 was paid on August 3, 2012 and the remaining $12,000,000 was paid on October 15, 2012, in accordance with the settlement terms. Subsequent to that date, the Company began recovery efforts against other responsible parties involved in the design, development, construction and supervision of the Gold Peak project.

As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. In summary, recovery efforts from the fourth quarter of 2012 through December 31, 2015 have resulted in cash collections aggregating approximately $5,658,000 from multiple insurance carriers, trial attorneys, an insurance broker and other responsible parties involved in the design, development, construction and supervision of the Gold Peak project. No recoveries occurred in the three months ended March 31, 2015. Other expenses in that period primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2016	December 31, 2015

Database	$24,121,000	$22,790,000
Accumulated amortization	(17,733,000)	(17,121,000)

Database, net	6,388,000	5,669,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(8,563,000)	(8,328,000)

Customer relationships, net	5,537,000	5,772,000

Website	15,393,000	14,735,000
Accumulated amortization	(11,125,000)	(10,669,000)

Website, net	4,268,000	4,066,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,695,000)	(2,620,000)

Acquired below market lease, net	105,000	180,000

Intangibles, net	$16,298,000	$15,687,000

The Company capitalized approximately $1,331,000 and $596,000 to the database intangible asset and $658,000 and $486,000 to the website intangible asset during the three months ended March 31, 2016 and 2015, respectively.

Amortization expense for intangible assets aggregated approximately $1,378,000 for the three months ended March 31, 2016, of which approximately $612,000 related to the database, which is charged to cost of sales, approximately $235,000 related to customer relationships, which is charged to sales and marketing expense, approximately $456,000 related to website development, which is charged to product development expense, and approximately $75,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,221,000 for the three months ended March 31, 2015, of which approximately $482,000 related to the database, approximately $238,000 related to customer relationships, approximately $425,000 related to website development and approximately $76,000 related to the value ascribed to the below market terms of the office lease.

5.	Debt

The Company had no debt outstanding at March 31, 2016 and December 31, 2015.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. On January 28, 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at March 31, 2016 and December 31, 2015. No borrowings were made on the Revolver during the three months ended March 31, 2016 and during the year ended December 31, 2015.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

6.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2016	2015

Current Federal alternative minimum tax (“AMT”) expense	$62,000	$38,000
Current state and local tax expense	61,000	—
Deferred Federal tax expense (A)	811,000	622,000
Deferred state and local tax expense	53,000	87,000

Consolidated income tax expense, including taxes attributable to discontinued operations (B)	987,000	747,000
Less income tax expense (benefit) attributable to discontinued operations	—	(47,000)

Income tax expense (C)	$987,000	$794,000

(A)	Includes an AMT (benefit) of $(62,000) in 2016 and $(38,000) in 2015.
(B)	Includes income tax (benefit) attributable to (loss) from discontinued operations.
(C)	Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $17,690,000 and $18,430,000 at March 31, 2016 and December 31, 2015, respectively, all of which was classified as non-current in accordance with ASU 2015-17. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $46,018,000 at December 31, 2015, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 3), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $13,300,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. The enactment of the 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such NOLs are expected to be fully utilized in the future.

7.	Stockholders’ Equity

The Company declared and paid a quarterly dividend of $0.14 per common share for all four quarters of 2015 and increased the dividend declared and paid in the first quarter of 2016 to $0.17 per common share. Dividends paid by the Company aggregated $1,936,000 and $1,582,000 for the three months ended March 31, 2016 and 2015, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

8.	Stock Plans and Other Incentives

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

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	547,500	$9.61	582,500	$9.52
Granted	—	$—	—	$—
Exercised	(7,500)	$(10.40)	(7,500)	$(7.50)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	540,000	$9.60	575,000	$9.55

Options exercisable at end of period	524,000	$9.33	555,000	$9.23

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015

Outstanding at beginning of period	254,041	277,973
Granted	117,788	78,722
Common stock delivered (A) (B)	(85,181)	(105,970)
Forfeited	—	(706)

Outstanding at end of period	286,648	250,019

Intrinsic value (C)	$6,751,000	$6,410,000

(A)

The 2016 period includes 32,760 shares which were used to settle minimum employee withholding tax obligations for 29 employees of approximately $701,000 in 2016. A net of 52,421 shares of common stock were delivered in 2016.

(B)	The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.
(C)	For purposes of this calculation, the Company’s closing stock prices were $23.55 and $25.64 per share on March 31, 2016 and 2015, respectively.

In the first quarter of 2016, an aggregate of 116,336 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $20.15 per RSU. In the first quarter of 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $22.41 per RSU.

In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2016 and 2015 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the three months ended March 31, 2016 and 2015, an aggregate of 1,452 RSUs and 1,317 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $23.73 and $26.17 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $534,000 and $446,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended March 31, 2016 and 2015, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

9.	Earnings Per Common Share

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

	For the Three Months Ended March 31,
	2016	2015
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$1,604,125	$1,293,370
Income (loss) from discontinued operations, net of income tax (benefit)	—	(71,354)

Net income for basic calculation	$1,604,125	$1,222,016

Numerator for diluted per share calculation:
Income from continuing operations	$1,604,125	$1,293,370
Adjustments to income from continuing operations for the impact of dilutive securities	—	—

Income from continuing operations for dilution calculation	1,604,125	1,293,370
Income (loss) from discontinued operations, net of income tax (benefit)	—	(71,354)

Net income for dilution calculation	$1,604,125	$1,222,016

Denominator:
Weighted average common shares – basic	11,283,752	11,190,683
Effect of dilutive securities:
RSUs	133,498	155,677
Stock options	308,556	346,204

Weighted average common shares – diluted	11,725,806	11,692,564

Per common share amounts – basic:
Income from continuing operations	$0.14	$0.12
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.14	$0.11

Per common share amounts – diluted:
Income from continuing operations	$0.14	$0.11
Income (loss) from discontinued operations	—	(0.01)

Net income	$0.14	$0.10

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2016 and 2015, only certain equity awards were antidilutive.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

10.	Commitments and Contingencies

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.

The Company is not a party to any litigation that could reasonably be foreseen to be material to the Company.

11.	Fair Value of Financial Instruments

At March 31, 2016 and December 31, 2015, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments, were not materially different from their recorded values at March 31, 2016 and December 31, 2015. The Company had no debt outstanding at March 31, 2016 and December 31, 2015. See Note 5 for additional information about the Company’s debt.

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

•	History - up to 36 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available monthly or quarterly and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the eight types of commercial real estate covered by Reis:

	March 31,	December 31,
	2016	2015
Apartment (A)	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	110
Student housing	200	200

(A)	In March 2016, Reis enhanced its apartment coverage with market reports that include new structural details and comparative performance analytics.

Reis continues to expand its property level and market coverage by geography and property type. In 2016, the Company expects to introduce coverage on its ninth property type, affordable housing, with a tenth property type, medical office buildings, scheduled for coverage initiation in 2017. In addition, over the next few quarters, Reis expects to enhance its market reports in all sectors consistent with many of the enhancements made in March 2016 to its apartment market reports. These enhancements include photographs, sector-specific details, contact information, effective rent at the property level, sales transaction history, and numerous illustrative charts and graphs, all to fortify Reis’s position as the preferred source for comparables information among all real estate professionals involved in buying, selling, leasing, or managing real estate assets. Reis expects to add similar details to property level reports in other sectors, while also introducing high level analytical modules that take a broader perspective across markets and geographies. Further development plans include a module that will allow portfolio managers and C-level executives to look for market opportunities based on Reis’s forecasts at the market and submarket level.

Reis’s core property performance database contains information on competitive, income-producing properties in the U.S. apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Reis also maintains a sales transactions database in up to 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our eight current property types, as well as for hotel properties. The depth of Reis’s transactions data allows it to track capital flows into commercial real estate markets by geography and property type. Reis has identified the expansion and enhancement of its sales transactions database as one of its primary engines of financial growth over the foreseeable future. Key investments will be made in supplying additional geographic coverage, property types, smaller transactions, licensed photographs, and tabular, graphic and textual analysis.

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

The Company has been able to assist financial institutions in the evaluation of their CRE loan portfolios through other means besides Mobiuss, including custom data deliverables and providing data clean-up, advisory and other consulting services. Reis stands ready to assist all client and non-client financial services firms and other real estate professionals however they need information or services.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 3, 2016.

Additional Segment Financial Information

See Note 3 to the Company’s consolidated financial statements, included in this filing, for additional information regarding the Company’s segments.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our annual report on Form 10-K for the year ended December 31, 2015.

Critical Business Metrics

Management considers certain metrics in evaluating its consolidated results and the performance of the Reis Services segment. These metrics are revenue, revenue growth, EBITDA (which is earnings (defined as income (loss) from continuing operations) before interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is earnings before interest, taxes, depreciation, amortization and stock based compensation), Adjusted EBITDA growth and Adjusted EBITDA margin. Other important metrics that management considers include the cash flow generation as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 2.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	March 31,			Percentage
	2016	2015	Increase	Increase

Reis Services segment:
Revenue	$12,824	$11,131	$1,693	15.2%
EBITDA	$5,382	$4,594	$788	17.2%
EBITDA margin	42.0%	41.3%
Consolidated, excluding discontinued operations:
Revenue	$12,824	$11,131	$1,693	15.2%
EBITDA	$4,095	$3,435	$660	19.2%
EBITDA margin	31.9%	30.9%
Adjusted EBITDA	$4,629	$3,881	$748	19.3%
Adjusted EBITDA margin	36.1%	34.9%

2016 Revenue Performance

All of the Company’s revenue is generated by the Reis Services segment. Reis Services revenue increased by approximately $1,693,000, or 15.2%, from the first quarter of 2015 to the first quarter of 2016. In general, the revenue increase in 2016 primarily reflects $1,200,000 of revenue from custom data deliverables for one of our existing Reis SE subscribers, additional new Reis SE business to new customers, revenue from firms and individuals who had been previously gaining unauthorized access to our services and were identified as part of our compliance procedures, sales of new content to existing subscribers and price increases on renewals. Revenue was negatively affected in the quarter by a 200 basis point decline in our trailing twelve month renewal rate.

The Company’s overall trailing twelve month renewal rates as of March 31, 2016 and 2015 were 86% and 88%, respectively (for institutional subscribers, the trailing twelve month renewal rates as of March 31, 2016 and 2015 were 88% and 90%, respectively). On our renewals, we are experiencing mid-single digit increases in renewal pricing. Beginning in 2014, the Company has been more aggressive on renewal pricing, particularly in instances where customer usage levels were significantly greater than what was initially estimated as annual usage for that customer. The Company has continued this policy throughout 2015 and in the first quarter of 2016, believing that aligning client report consumption and value with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is critical to the Company’s long-term growth and to the protection of the value of its intellectual property. Also, based upon past experience, management believes that many non-renewing customers ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

The Company’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its annual and multi-year subscription contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. Therefore, increases in the dollar value of new contracts are spread evenly over the life of a contract, thereby moderating an immediate impact on revenue. Historically, the largest percentage of our contracts are executed in the fourth quarter of each year and 2015 was not an exception to that trend.

Over the past four years, in order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. The average life of multi-year contracts signed in each of the last three years was approximately 2.2 years. Based upon several factors, including historical and anticipated report consumption, our account managers determine whether Reis and a subscriber are best served by an annual or multi-year commitment. There are significant benefits, on a selective basis, of lengthening the duration of client contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates and future revenues. From an operational perspective, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If a multi-year contract includes pricing steps on and after the first anniversary, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. At December 31, 2015, approximately one-third of our customers were signed to multi-year contracts, including many of our largest subscribers. The March 31, 2016 reported levels of deferred revenue and Aggregate Revenue Under Contract of $22,268,000 and $45,262,000, respectively, suggest strong financial performance during 2016. However, the effect of having such a significant segment of our subscriber base under multi-year agreements may result in variability in our growth rates.

Deferred Revenue and Aggregate Revenue Under Contract

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. It does not include future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill; this aggregate number we refer to as Aggregate Revenue Under Contract. Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2016 and 2015, respectively. A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2015 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	March 31,
	2016	2015

Deferred revenue (GAAP basis)	$22,268,000	$21,317,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	22,994,000	25,224,000

Aggregate Revenue Under Contract	$45,262,000	$46,541,000

(A)

Amounts are billable subsequent to March 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2016 was approximately $31,486,000 related to amounts under contract for the forward twelve month period through March 31, 2017. The remainder reflects amounts under contract beyond March 31, 2017. The forward twelve month Aggregate Revenue Under Contract amount is approximately 59.9% of revenue on a trailing twelve month basis at March 31, 2016 of approximately $52,583,000 (or 65.6% when adjusted for the impact of $4,586,000 of revenue from certain custom data and portfolio advisory services which was included in the trailing twelve month revenue). For comparison purposes, at March 31, 2015, the forward twelve month Aggregate Revenue Under Contract was $30,906,000 and approximately 72.7% of revenue.

Both deferred revenue and Aggregate Revenue Under Contract are influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year.

2016 Reis Services EBITDA and Consolidated Adjusted EBITDA Performance

Reis Services EBITDA for the three months ended March 31, 2016 was $5,382,000, an increase of $788,000, or 17.2%, over the first quarter 2015 amount. The increase was primarily derived from the increase in revenue, as described above. Operating expenses grew by 13.8% in the first quarter of 2016 over the 2015 comparable period, an acceleration over the expense growth in the 2015 first quarter over the 2014 comparable quarter of 11.2%. The Reis Services EBITDA margin of 42.0% for the three months ended March 31, 2016 was slightly greater than the reported Reis Services EBITDA margin of 41.3% in the 2015 comparable period. See “— Results of Operations” for a discussion of the variances for specific expenses.

Consolidated Adjusted EBITDA for the three months ended March 31, 2016 was $4,629,000, an increase of $748,000 or 19.3%, over the first quarter 2015 amount. The increase in Adjusted EBITDA reflects the revenue and Reis Services EBITDA increases discussed above. The consolidated Adjusted EBITDA margin was 36.1% for the first quarter of 2016.

Investment in our business remains a priority. Our employee headcount in the sales and operational groups is expected to increase in 2016 and we expect to accelerate our marketing initiatives that were set in place in the latter part of 2014 and which were being implemented during 2015. These are sound investments that will further differentiate Reis among U.S. commercial real estate market information providers. As stated in the “— Management Summary” section of Item 7. of our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016, continuing investments and occupancy related costs will negatively impact our annual Reis Services EBITDA and consolidated Adjusted EBITDA growth rates for 2016 and cause temporary declines in our Reis Services EBITDA and consolidated Adjusted EBITDA margins in 2016. Variability in growth rates and margins could occur quarter to quarter in 2016. We believe that any declines will be temporary as we expect that these investments will result in additional revenue opportunities for Reis in the future.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,604
Income tax expense			987

Income (loss) before income taxes and discontinued operations	$3,880	$(1,289)	2,591
Add back:
Depreciation and amortization expense	1,489	2	1,491
Interest expense (income), net	13	—	13

EBITDA	5,382	(1,287)	4,095
Add back:
Stock based compensation expense, net	—	534	534

Adjusted EBITDA	$5,382	$(753)	$4,629

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Three Months Ended March 31, 2015	Reis Services	Other (A)	Consolidated
Income from continuing operations			$1,293
Income tax expense			794

Income (loss) before income taxes and discontinued operations	$3,248	$(1,161)	2,087
Add back:
Depreciation and amortization expense	1,325	2	1,327
Interest expense (income), net	21	—	21

EBITDA	4,594	(1,159)	3,435
Add back:
Stock based compensation expense	—	446	446

Adjusted EBITDA	$4,594	$(713)	$3,881

(A)

Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations are excluded from these reconciliations for all periods presented.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2016 and 2015

Subscription revenues and related cost of sales were approximately $12,824,000 and $2,462,000, respectively, for the three months ended March 31, 2016, which resulted in a gross profit for the Reis Services segment of approximately $10,362,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $612,000 during this period. Subscription revenues and related cost of sales were approximately $11,131,000 and $2,186,000, respectively, for the three months ended March 31, 2015, which resulted in a gross profit for the Reis Services segment of approximately $8,945,000. Amortization expense included in cost of sales was approximately $482,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $276,000 resulted from greater employment related costs, specifically from hiring during 2015 and 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $146,000 and a $130,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $2,668,000 and $2,653,000 for the three months ended March 31, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $235,000 and $238,000 during the three months ended March 31, 2016 and 2015, respectively. The increase in sales and marketing expenses between the two periods of approximately $15,000 resulted from greater spending in 2016 on marketing initiatives.

Product development expenses were approximately $1,005,000 and $863,000 for the three months ended March 31, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $456,000 and $425,000 during the three months ended March 31, 2016 and 2015, respectively. Product development costs increased $142,000, primarily due to increased employment related costs from hiring during 2015 and 2016, coupled with compensation increases and higher benefit costs than in the 2015 period.

General and administrative expenses of approximately $4,085,000 for the three months ended March 31, 2016 included current period expenses of approximately $3,363,000, approximately $188,000 for the lease value intangible asset amortization and furniture, fixtures and equipment depreciation, and approximately $534,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $3,321,000 for the three months ended March 31, 2015 included current period expenses of approximately $2,693,000, depreciation and amortization expense of approximately $182,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $446,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Excluding the non-cash expenses, the net increase in general and administrative expenses of $670,000 was primarily the result of increases for professional fees and increased occupancy related costs from office space expansion.

Interest expense of $21,000 and $28,000 during the three months ended March 31, 2016 and 2015, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended March 31, 2016 or 2015.

Income tax expense of $987,000 for continuing operations during the three months ended March 31, 2016 reflected deferred Federal tax expense of $811,000, deferred state and local tax expense of $53,000, current Federal AMT expense of $62,000 and current state and local tax expense of $61,000. Income tax expense of $794,000 for continuing operations during the three months ended March 31, 2015 reflected deferred Federal tax expense of $662,000, deferred state and local tax expense of $92,000 and $40,000 of current Federal AMT.

The loss from discontinued operations was $71,000 for the three months ended March 31, 2015. The loss primarily reflected legal and professional fees of $118,000 in connection with our recovery efforts (related to the $17,000,000 settlement in 2012 of a construction defect lawsuit), offset by an income tax benefit of $47,000. There were no discontinued operations activities in the 2016 period.

Income Taxes

For more information regarding income taxes, see Note 6 to the Company’s consolidated financial statements included in this filing.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $28,911,000 at March 31, 2016, a slight increase of $253,000 over the December 31, 2015 balance of approximately $28,658,000. This increase was achieved while meeting all of the Company’s operational costs and obligations, making investments in its websites, databases and furniture, fixtures and equipment of approximately $3,004,000, paying an aggregate dividend of approximately $1,936,000 in March 2016 and utilizing approximately $701,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2016.

At March 31, 2016, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock.

In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility, which expires on January 28, 2019. For additional information regarding the Revolver, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

The Company declared and paid a quarterly dividend of $0.14 per common share for all four quarters of 2015 and increased the dividend declared and paid in the first quarter of 2016 to $0.17 per common share. Dividends paid by the Company aggregated $1,936,000 and $1,582,000 for the three months ended March 31, 2016 and 2015, respectively.

Changes in Cash Flows

Cash flows for the three months ended March 31, 2016 and 2015 are summarized as follows:

	For the Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$6,074,843	$7,280,086
Cash (used in) investing activities	(3,003,962)	(1,140,641)
Cash (used in) financing activities	(2,818,132)	(2,518,360)

Net increase in cash and cash equivalents	$252,749	$3,621,085

Net cash provided by operating activities decreased $1,205,000 from $7,280,000 provided in the 2015 period to $6,075,000 provided in the 2016 period. This decrease was primarily due to a greater reduction in the deferred revenue account in the 2016 period than in the 2015 comparable period.

Cash used in investing activities increased $1,863,000 from $1,141,000 used in the 2015 period to $3,004,000 used in the 2016 period. This change resulted from a $781,000 increase in purchases of furniture, fixtures and equipment in the 2016 period, coupled with a $1,082,000 increase of cash used in the 2016 period as compared to the 2015 period for website and database development costs for continuing product development initiatives. The expectation for the remainder of 2016 is that cash used for website and database development will continue to exceed amounts capitalized in 2015.

Cash used in financing activities were approximately $2,818,000 and $2,518,000 in the 2016 and 2015 periods, respectively. The 2016 period includes approximately $1,936,000 for dividends declared and paid in the first quarter of 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs and $181,000 of deferred financing costs related to the expansion and extension of the Revolver. The 2015 period includes approximately $1,582,000 for dividends declared and paid in the first quarter of 2015 and $993,000 used to settle minimum employee withholding tax obligations on vested RSUs, offset by proceeds received from employees for option exercises of $56,000.

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

•

the risk factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 3, 2016.

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

At March 31, 2016 and December 31, 2015, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three months ended March 31, 2016 and throughout 2015, the Company did not have any interest rate caps. No debt was outstanding at March 31, 2016 and December 31, 2015. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

Item 4.  Controls and Procedures.

As of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2016 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

As disclosed in Note 10 to the Company’s consolidated financial statements included in this filing, the Company is not a party to any litigation that could reasonably be forseen to be material to the Company, and the disclosure set forth in such Note 10 is incorporated herein by reference.

Item 1A.  Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on March 3, 2016, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements” for additional information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended March 31, 2016, the Company did not repurchase any shares of common stock.

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

Date: May 3, 2016