Form 10-Q
period 2016-06-30
Reis, Inc.
filed 2016-08-04
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

The number of the Registrant’s shares of common stock outstanding was 11,326,326 as of August 1, 2016.

Part I. Financial Information

Item 1.  Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,554,080	$28,657,956
Restricted cash and investments	212,268	212,268
Accounts receivable, net	6,682,411	13,741,169
Prepaid and other assets	817,413	670,339

Total current assets	34,266,172	43,281,732
Furniture, fixtures and equipment, net of accumulated depreciation of $2,650,939 and $2,449,985, respectively	2,487,368	804,427
Intangible assets, net of accumulated amortization of $41,550,241 and $38,738,292, respectively	16,986,371	15,686,954
Deferred tax asset, net	17,339,737	18,429,737
Goodwill	54,824,648	54,824,648
Other assets	327,504	171,728

Total assets	$126,231,800	$133,199,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,870,282	5,898,226
Deferred revenue	20,845,309	25,291,499
Liabilities attributable to discontinued operations	—	145,737

Total current liabilities	24,715,591	31,335,462
Other long-term liabilities	583,764	284,316

Total liabilities	25,299,355	31,619,778

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,326,326 and 11,256,405 shares issued and outstanding, respectively	226,526	225,128
Additional paid in capital	107,785,137	107,102,433
Retained earnings (deficit)	(7,079,218)	(5,748,113)

Total stockholders’ equity	100,932,445	101,579,448

Total liabilities and stockholders’ equity	$126,231,800	$133,199,226

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Subscription revenue	$11,614,670	$13,416,035	$24,438,422	$24,546,813
Cost of sales of subscription revenue	2,494,753	2,134,526	4,956,324	4,319,966

Gross profit	9,119,917	11,281,509	19,482,098	20,226,847

Operating expenses:
Sales and marketing	3,024,664	3,460,773	5,692,656	6,113,787
Product development	1,015,370	889,687	2,020,654	1,752,441
General and administrative expenses	3,536,741	3,382,146	7,621,452	6,703,222

Total operating expenses	7,576,775	7,732,606	15,334,762	14,569,450

Other income (expenses):
Interest and other income	5,910	8,505	14,166	15,594
Interest expense	(28,216)	(28,283)	(49,541)	(56,496)

Total other income (expenses)	(22,306)	(19,778)	(35,375)	(40,902)

Income before income taxes and discontinued operations	1,520,836	3,529,125	4,111,961	5,616,495
Income tax expense	580,000	601,000	1,567,000	1,395,000

Income from continuing operations	940,836	2,928,125	2,544,961	4,221,495
Income from discontinued operations, net of income tax expense $—, $755,000, $— and $708,000, respectively	—	1,138,434	—	1,067,080

Net income	$940,836	$4,066,559	$2,544,961	$5,288,575

Per share amounts – basic:
Income from continuing operations	$0.08	$0.26	$0.23	$0.38

Net income	$0.08	$0.36	$0.23	$0.47

Per share amounts – diluted:
Income from continuing operations	$0.08	$0.25	$0.22	$0.36

Net income	$0.08	$0.35	$0.22	$0.45

Weighted average number of common shares outstanding:
Basic	11,321,711	11,228,905	11,302,731	11,209,900

Diluted	11,780,871	11,689,883	11,762,210	11,684,857

Dividends declared per common share	$0.17	$0.14	$0.34	$0.28

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2016	11,256,405	$225,128	$107,102,433	$(5,748,113)	$101,579,448

Shares issued for vested employee restricted stock units	52,421	1,048	(1,048)	—	—
Shares issued for option exercises	17,500	350	152,650	—	153,000
Stock based compensation, net	—	—	531,102	—	531,102
Dividends	—	—	—	(3,876,066)	(3,876,066)
Net income	—	—	—	2,544,961	2,544,961

Balance, June 30, 2016	11,326,326	$226,526	$107,785,137	$(7,079,218)	$100,932,445

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,544,961	$5,288,575
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	1,266,000	1,888,000
Depreciation	264,993	214,568
Amortization of intangible assets	2,811,949	2,500,625
Stock based compensation charges	1,056,261	889,489
Changes in assets and liabilities:
Restricted cash and investments	—	357
Accounts receivable, net	7,058,758	7,354,093
Prepaid and other assets	(122,298)	(56,672)
Accrued expenses and other liabilities	(2,212,570)	(554,032)
Deferred revenue	(4,446,190)	(1,372,972)

Net cash provided by operating activities	8,221,864	16,152,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development additions	(4,461,366)	(2,324,829)
Furniture, fixtures and equipment additions	(1,261,688)	(151,922)
Proceeds from sale of furniture, fixtures and equipment	2,091	—

Cash (used in) investing activities	(5,720,963)	(2,476,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(3,876,066)	(3,164,516)
Registration statement costs	—	(89,331)
Proceeds from option exercises	153,000	56,250
Payments for option cancellations and restricted stock units	(701,159)	(992,971)
Payment of financing costs	(180,552)	—

Net cash (used in) financing activities	(4,604,777)	(4,190,568)

Net (decrease) increase in cash and cash equivalents	(2,103,876)	9,484,712
Cash and cash equivalents, beginning of period	28,657,956	17,745,077

Cash and cash equivalents, end of period	$26,554,080	$27,229,789

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$17,083	$12,639

Cash paid during the period for income taxes	$519,431	$273,000

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual for furniture, fixtures and equipment additions	$688,337

Disposal of fully depreciated furniture, fixtures and equipment	$64,039	$82,764

Shares issued for vested employee restricted stock units	$1,048	$1,297

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; Mobiuss Portfolio CRE, or Mobiuss, and other portfolio support products and services, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016. The consolidated statements of operations for the three and six months ended June 30, 2016 and 2015 and the consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are not necessarily indicative of full year results.

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

The Company is organized into separately managed segments as follows: the Reis Services segment and other. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data June 30, 2016	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$26,348	$206	$26,554
Restricted cash and investments	212	—	212
Accounts receivable, net	6,682	—	6,682
Prepaid and other assets	795	23	818

Total current assets	34,037	229	34,266
Furniture, fixtures and equipment, net	2,486	2	2,488
Intangible assets, net	16,986	—	16,986
Deferred tax asset, net	285	17,055	17,340
Goodwill	57,203	(2,378)	54,825
Other assets	327	—	327

Total assets	$111,324	$14,908	$126,232

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,128	743	3,871
Deferred revenue	20,845	—	20,845

Total current liabilities	23,973	743	24,716
Other long-term liabilities	584	—	584
Deferred tax liability, net	31,932	(31,932)	—

Total liabilities	56,489	(31,189)	25,300
Total stockholders’ equity	54,835	46,097	100,932

Total liabilities and stockholders’ equity	$111,324	$14,908	$126,232

Condensed Balance Sheet Data December 31, 2015	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$28,465	$193	$28,658
Restricted cash and investments	212	—	212
Accounts receivable, net	13,741	—	13,741
Prepaid and other assets	417	253	670

Total current assets	42,835	446	43,281
Furniture, fixtures and equipment, net	798	6	804
Intangible assets, net	15,687	—	15,687
Deferred tax asset, net	285	18,145	18,430
Goodwill	57,203	(2,378)	54,825
Other assets	172	—	172

Total assets	$116,980	$16,219	$133,199

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	4,502	1,397	5,899
Deferred revenue	25,291	—	25,291
Liabilities attributable to discontinued operations	—	146	146

Total current liabilities	29,793	1,543	31,336
Other long-term liabilities	284	—	284
Deferred tax liability, net	29,498	(29,498)	—

Total liabilities	59,575	(27,955)	31,620
Total stockholders’ equity	57,405	44,174	101,579

Total liabilities and stockholders’ equity	$116,980	$16,219	$133,199

(A)

Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented, and includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended June 30, 2016	Reis Services	Other (A)	Consolidated

Subscription revenue	$11,614	$—	$11,614
Cost of sales of subscription revenue	2,494	—	2,494

Gross profit	9,120	—	9,120

Operating expenses:
Sales and marketing	3,025	—	3,025
Product development	1,016	—	1,016
General and administrative expenses	2,535	1,001	3,536

Total operating expenses	6,576	1,001	7,577
Other income (expenses):
Interest and other income	6	—	6
Interest expense	(28)	—	(28)

Total other income (expenses)	(22)	—	(22)

Income (loss) before income taxes and discontinued operations	$2,522	$(1,001)	$1,521

Income from discontinued operations, before income taxes	$—	$—	$—

Condensed Operating Data for the Three Months Ended June 30, 2015	Reis Services	Other (A)	Consolidated

Subscription revenue	$13,416	$—	$13,416
Cost of sales of subscription revenue	2,134	—	2,134

Gross profit	11,282	—	11,282

Operating expenses:
Sales and marketing	3,461	—	3,461
Product development	889	—	889
General and administrative expenses	2,224	1,159	3,383

Total operating expenses	6,574	1,159	7,733
Other income (expenses):
Interest and other income	8	—	8
Interest expense	(28)	—	(28)

Total other income (expenses)	(20)	—	(20)

Income (loss) before income taxes and discontinued operations	$4,688	$(1,159)	$3,529

Income from discontinued operations, before income taxes	$—	$1,893	$1,893

(A)	Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented, and includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Six Months Ended June 30, 2016	Reis Services	Other (A)	Consolidated

Subscription revenue	$24,438	$—	$24,438
Cost of sales of subscription revenue	4,956	—	4,956

Gross profit	19,482	—	19,482

Operating expenses:
Sales and marketing	5,693	—	5,693
Product development	2,021	—	2,021
General and administrative expenses	5,331	2,290	7,621

Total operating expenses	13,045	2,290	15,335
Other income (expenses):
Interest and other income	14	—	14
Interest expense	(49)	—	(49)

Total other income (expenses)	(35)	—	(35)

Income (loss) before income taxes and discontinued operations	$6,402	$(2,290)	$4,112

Income from discontinued operations, before income taxes	$—	$—	$—

Condensed Operating Data for the Six Months Ended June 30, 2015	Reis Services	Other (A)	Consolidated

Subscription revenue	$24,547	$—	$24,547
Cost of sales of subscription revenue	4,320	—	4,320

Gross profit	20,227	—	20,227

Operating expenses:
Sales and marketing	6,114	—	6,114
Product development	1,752	—	1,752
General and administrative expenses	4,384	2,320	6,704

Total operating expenses	12,250	2,320	14,570
Other income (expenses):
Interest and other income	15	—	15
Interest expense	(56)	—	(56)

Total other income (expenses)	(41)	—	(41)

Income (loss) before income taxes and discontinued operations	$7,936	$(2,320)	$5,616

Income from discontinued operations, before income taxes	$—	$1,775	$1,775

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2016.

The Company’s largest individual subscriber accounted for 8.1% and 10.8% of Reis Services’s revenue for the six months ended June 30, 2016 and 2015, respectively.

The following table presents the accounts receivable balances of Reis Services at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015

Accounts receivable	$6,827,000	$13,828,000
Allowance for doubtful accounts	(145,000)	(87,000)

Accounts receivable, net	$6,682,000	$13,741,000

Ten subscribers accounted for an aggregate of approximately 51.2% of Reis Services’s accounts receivable at June 30, 2016, with the largest representing 30.1%. Through July 28, 2016, the Company received payments of approximately $4,443,000 or 65.1%, against the June 30, 2016 accounts receivable balance.

At June 30, 2016, the largest individual subscriber accounted for 8.6% of deferred revenue.

Discontinued Operations – Residential Development Activities

Income from discontinued operations was comprised of the following for the three and six months ended June 30, 2015 (there were no discontinued operations activities for the three or six months ended June 30, 2016):

	For the Three Months Ended June 30, 2015	For the Six Months Ended June 30, 2015

Litigation recoveries	$2,350,000	$2,350,000
Other (expense), net	(457,000)	(575,000)

Income from discontinued operations before income tax	1,893,000	1,775,000
Income tax expense from discontinued operations	755,000	708,000

Income from discontinued operations, net of income tax expense	$1,138,000	$1,067,000

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

As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. In summary, recovery efforts from the fourth quarter of 2012 through December 31, 2015 have resulted in cash collections aggregating approximately $5,658,000 from multiple insurance carriers, trial attorneys, an insurance broker and other responsible parties involved in the design, development, construction and supervision of the Gold Peak project. The Company recovered $2,350,000 in the three and six months ended June 30, 2015. Other expenses in these periods primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2016	December 31, 2015

Database	$25,511,000	$22,790,000
Accumulated amortization	(18,391,000)	(17,121,000)

Database, net	7,120,000	5,669,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(8,797,000)	(8,328,000)

Customer relationships, net	5,303,000	5,772,000

Website	16,125,000	14,735,000
Accumulated amortization	(11,591,000)	(10,669,000)

Website, net	4,534,000	4,066,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,771,000)	(2,620,000)

Acquired below market lease, net	29,000	180,000

Intangibles, net	$16,986,000	$15,687,000

The Company capitalized approximately $1,390,000 and $718,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $2,721,000 and $1,314,000 during the six months ended June 30, 2016 and 2015, respectively, to the database intangible asset. The Company capitalized approximately $732,000 and $525,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $1,390,000 and $1,011,000 during the six months ended June 30, 2016 and 2015, respectively, to the website intangible asset.

Amortization expense for intangible assets aggregated approximately $1,434,000 and $2,812,000 for the three and six months ended June 30, 2016, of which approximately $658,000 and $1,270,000 related to the database, which is charged to cost of sales, approximately $234,000 and $469,000 related to customer relationships, which is charged to sales and marketing expense, approximately $466,000 and $922,000 related to website development, which is charged to product development expense, and approximately $76,000 and $151,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,280,000 and $2,501,000 for the three and six months ended June 30, 2015, of which approximately $507,000 and $989,000 related to the database, approximately $238,000 and $476,000 related to customer relationships, approximately $459,000 and $884,000 related to website development, and approximately $76,000 and $152,000 related to the value ascribed to the below market terms of the office lease.

5.	Debt

The Company had no debt outstanding at June 30, 2016 and December 31, 2015.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. On January 28, 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at June 30, 2016 and December 31, 2015. No borrowings were made on the Revolver during the three and six months ended June 30, 2016 and during the year ended December 31, 2015.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

6.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Current Federal alternative minimum tax (“AMT”) expense	$79,000	$81,000	$141,000	$119,000
Current state and local tax expense	99,000	96,000	160,000	96,000
Deferred Federal tax expense (A)	434,000	1,738,000	1,245,000	2,360,000
Deferred state and local tax expense (benefit)	(32,000)	(559,000)	21,000	(472,000)

Consolidated income tax expense, including taxes attributable to discontinued operations (B)	580,000	1,356,000	1,567,000	2,103,000
Less income tax expense attributable to discontinued operations	—	755,000	—	708,000

Income tax expense (C)	$580,000	$601,000	$1,567,000	$1,395,000

(A)

Includes an AMT (benefit) of $(79,000) and $(81,000) in the three months ended June 30, 2016 and 2015, respectively, and $(141,000) and $(119,000) in the six months ended June 30, 2016 and 2015, respectively.

(B)	Includes income tax expense attributable to income from discontinued operations.
(C)	Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $17,340,000 and $18,430,000 at June 30, 2016 and December 31, 2015, respectively, all of which was classified as non-current in accordance with ASU 2015-17. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

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

The Company declared and paid a quarterly dividend of $0.14 per common share for all four quarters of 2015 and increased the dividend declared and paid in the first and second quarters of 2016 to $0.17 per common share. Dividends paid by the Company aggregated approximately $1,940,000 and $3,876,000 in the three and six months ended June 30, 2016, respectively, and $1,583,000 and $3,165,000 for the three and six months ended June 30, 2015, respectively.

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

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	547,500	$9.61	582,500	$9.52
Granted	—	$—	—	$—
Exercised	(17,500)	$(8.74)	(7,500)	$(7.50)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	530,000	$9.64	575,000	$9.55

Options exercisable at end of period	518,000	$9.44	559,000	$9.29

RSU Awards

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,
	2016	2015

Outstanding at beginning of period	254,041	277,973
Granted	121,640	80,066
Common stock delivered (A) (B)	(85,181)	(105,970)
Forfeited	(1,120)	(1,103)

Outstanding at end of period	289,380	250,966

Intrinsic value (C)	$7,206,000	$5,566,000

(A)

The 2016 period includes 32,760 shares which were used to settle minimum employee withholding tax obligations for 29 employees of approximately $701,000 in 2016. A net of 52,421 shares of common stock were delivered in 2016.

(B)	The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.
(C)	For purposes of this calculation, the Company’s closing stock prices were $24.90 and $22.18 per share on June 30, 2016 and 2015, respectively.

In the six months ended June 30, 2016, an aggregate of 118,724 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $20.22 per RSU. In the six months ended June 30, 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $22.41 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2016 and 2015 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

During the six months ended June 30, 2016 and 2015, an aggregate of 2,916 RSUs and 2,661 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $23.64 and $25.90 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $522,000 and $443,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended June 30, 2016 and 2015, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the six months ended June 30, 2016 and 2015, the Company recorded non-cash compensation expense of approximately $1,056,000 and $889,000, respectively, including $69,000 in each period related to non-employee director equity compensation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$940,836	$2,928,125	$2,544,961	$4,221,495
Income from discontinued operations, net of income tax expense	—	1,138,434	—	1,067,080

Net income for basic calculation	$940,836	$4,066,559	$2,544,961	$5,288,575

Numerator for diluted per share calculation:
Income from continuing operations	$940,836	$2,928,125	$2,544,961	$4,221,495
Adjustments to income from continuing operations for the impact of dilutive securities	—	—	—	—

Income from continuing operations for dilution calculation	940,836	2,928,125	2,544,961	4,221,495
Income from discontinued operations, net of income tax expense	—	1,138,434	—	1,067,080

Net income for dilution calculation	$940,836	$4,066,559	$2,544,961	$5,288,575

Denominator:
Weighted average common shares – basic	11,321,711	11,228,905	11,302,731	11,209,900
Effect of dilutive securities:
RSUs	142,094	125,413	146,490	134,028
Stock options	317,066	335,565	312,989	340,929

Weighted average common shares – diluted	11,780,871	11,689,883	11,762,210	11,684,857

Per common share amounts – basic:
Income from continuing operations	$0.08	$0.26	$0.23	$0.38
Income from discontinued operations	—	0.10	—	0.09

Net income	$0.08	$0.36	$0.23	$0.47

Per common share amounts – diluted:
Income from continuing operations	$0.08	$0.25	$0.22	$0.36
Income from discontinued operations	—	0.10	—	0.09

Net income	$0.08	$0.35	$0.22	$0.45

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

Potentially dilutive securities include all stock based awards. For the three and six months ended June 30, 2016 and 2015, only certain equity awards were antidilutive.

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

At June 30, 2016 and December 31, 2015, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at June 30, 2016 and December 31, 2015. The Company had no debt outstanding at June 30, 2016 and December 31, 2015. See Note 5 for additional information about the Company’s debt.

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

Reis Services

Reis Services, including its predecessors, was founded in 1980. Reis maintains a proprietary database containing detailed information on commercial properties in metropolitan markets and neighborhoods throughout the U.S. The database contains information on apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing properties, and is used by real estate investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Product Overview

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; Mobiuss Portfolio CRE, or Mobiuss, and other portfolio support products and services, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on property performance, new construction and sales transactions. The significant characteristics of the Reis databases include:

•	Breadth - coverage of nine property types, including apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing properties;

•	Geography - national coverage of up to 275 of the largest U.S. metropolitan CRE markets, over 7,200 discrete market areas and segments with submarket boundaries proprietary to Reis;

•	Depth - captures critical information such as occupancies, rents, rent discounts, tenant improvement allowances, lease terms, expenses, buyer, seller, purchase price, capitalization rate, financing details and other key factors;

•	History - up to 36 years of data through multiple cycles of economic/market peaks and troughs; and

•	Frequency - market and submarket reports available quarterly, monthly, or for certain apartment reports, daily, and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the eight types of commercial real estate covered by Reis at June 30, 2016 and December 31, 2015 and the release of our ninth property type launched on August 1, 2016:

	June 30,	December 31,
	2016	2015
Apartment (A)	275	275
Office (A)	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	110
Student housing	200	200
Affordable housing (B)	45	—

(A)	In March and June 2016, Reis enhanced its apartment and office coverage, respectively, with market reports that include new features, structural details and comparative performance analytics.
(B)	On August 1, 2016, Reis launched coverage on the affordable housing sector, its ninth property type.

Reis continues to expand its property level and market coverage by geography and property type. On August 1, 2016, Reis introduced coverage on its ninth property type, affordable housing, with information on 176 counties in 45 metropolitan areas. In addition, over the next few quarters, Reis expects to enhance its market reports in all sectors consistent with many of the enhancements made in March 2016 to its apartment market reports and in June 2016 to its office market reports. These enhancements include photographs, sector-specific details, contact information, effective rent at the property level, sales transaction history, and numerous illustrative charts and graphs, all to fortify Reis’s position as the preferred source for comparables information among all real estate professionals involved in buying, selling, leasing, or managing real estate assets. Reis expects to add similar details to property level reports in other sectors, while also introducing high level analytical modules that take a broader perspective across markets and geographies. In July 2016, Reis moved to daily reporting of apartment rent and other property information in its popular Apartment Rent Comparables report. Further development plans for the remainder of 2016 and into 2017 include a module that will allow portfolio managers and C-level executives to look for market opportunities based on Reis’s forecasts at the market and submarket level.

Reis’s core property performance database contains information on competitive, income-producing properties in the U.S. apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Reis also maintains a sales transactions database in up to 277 metropolitan markets. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available, for transactions valued at greater than $250,000 in each market we cover, for our eight current property types as of June 30, 2016, as well as for hotel properties. The depth of Reis’s transactions data allows it to track capital flows into commercial real estate markets by geography and property type. Reis has identified the expansion and enhancement of its sales transactions database as one of its primary engines of financial growth over the foreseeable future. Key investments are being made in supplying additional geographic coverage, property types, smaller transactions, licensed photographs, and tabular, graphic and textual analysis. Twenty-five new data elements were added to our sales transactions database in May 2016 and later this year, Reis plans to rollout national coverage across all property types.

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

Other Reis Services Information

For additional detailed information on the Reis Services business, including more information on its databases, products and services, and pricing, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission on March 3, 2016.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	June 30,		Increase	Percentage
	2016	2015	(Decrease)	Increase (Decrease)

Reis Services segment:
Revenue	$11,614	$13,416	$(1,802)	(13.4)%
EBITDA	$4,127	$6,093	$(1,966)	(32.3)%
EBITDA margin	35.5%	45.4%
Consolidated, excluding discontinued operations:
Revenue	$11,614	$13,416	$(1,802)	(13.4)%
EBITDA	$3,129	$4,937	$(1,808)	(36.6)%
EBITDA margin	26.9%	36.8%
Adjusted EBITDA	$3,651	$5,380	$(1,729)	(32.1)%
Adjusted EBITDA margin	31.4%	40.1%

(amounts in thousands, excluding percentages)
	For the Six Months Ended
	June 30,		Increase	Percentage
	2016	2015	(Decrease)	Increase (Decrease)

Reis Services segment:
Revenue	$24,438	$24,547	$(109)	(0.4)%
EBITDA	$9,509	$10,687	$(1,178)	(11.0)%
EBITDA margin	38.9%	43.5%
Consolidated, excluding discontinued operations:
Revenue	$24,438	$24,547	$(109)	(0.4)%
EBITDA	$7,224	$8,372	$(1,148)	(13.7)%
EBITDA margin	29.6%	34.1%
Adjusted EBITDA	$8,280	$9,261	$(981)	(10.6)%
Adjusted EBITDA margin	33.9%	37.7%

2016 Revenue Performance

All of the Company’s revenue is generated by the Reis Services segment. Reis Services revenue decreased by approximately ($1,802,000) or (13.4)%, from the second quarter of 2015 to the second quarter of 2016. Reis Services revenue decreased by approximately ($109,000) or (0.4)% in the six months ended June 30, 2016 from the comparable 2015 period. Reis’s second quarter and six months ended June 30, 2016 represent challenging comparable reporting periods due to significant revenue successes in 2015. Below, we provide insight into both the Company’s reported results as well as how Reis’s core recurring business is performing.

Company performance in 2016 relative to the results for the three and six months ended June 30, 2015 has been impacted by four main factors: (1) significant custom data deliverables in 2015; (2) a decline in our trailing twelve month renewal rates as we continue to implement more aggressive pricing and align pricing with customer usage; (3) a reduction in revenue from our intellectual property compliance initiatives; and (4) multi-year contracts and their effect on growth rates. The following paragraphs further describe the impact of these factors.

The Company recognized significant revenue in 2015 related to custom data deliverables for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in June and December 2015 and February 2016, positively impacting results for the second and fourth quarters of 2015 and the first quarter of 2016. In our Form 10-Q for the quarter ended June 30, 2015 and for all subsequent filings, the Company has presented pro forma adjustments to quantify the significant revenue associated with these custom data deliverables on Reis’s reported revenues and growth rates.

On a pro forma basis, excluding $2,186,000 of revenue for the custom data deliverables from the three and six months ended June 30, 2015 (consistent with the pro forma presentation included in the June 30, 2015 Form 10-Q), revenue was $11,230,000 and $22,361,000 for the three and six months ended June 30, 2015, respectively. On a pro forma basis, excluding $1,200,000 of revenue for the custom data deliverables in February 2016 from the six months ended June 30, 2016, revenue was $23,238,000. Revenue growth, on a pro forma basis, was 3.4% for the three months ended June 30, 2016 and 3.9% for the six months ended June 30 2016 over the comparable 2015 periods.

The Company’s overall trailing twelve month renewal rates as of June 30, 2016 and 2015 were 83% and 88%, respectively (for institutional subscribers, the trailing twelve month renewal rates as of June 30, 2016 and 2015 were 85% and 90%, respectively). The Company has been more aggressive on renewal pricing, resulting in mid-single digit increases. Reis management believes that aligning client report consumption and value with appropriate annual fees, while remaining respectful of subscriber need for Reis information, is critical to the Company’s long-term growth and to the protection of the value of its intellectual property. Also, based upon past experience, management believes that many non-renewing customers will ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

Reis’s revenue growth rates for the three and six months ended June 30, 2016 have been constrained by a reduction in the dollar value of contract signings related to violations of our intellectual property rights. In 2015 and 2016, the Company has been very active in protecting its intellectual property by pursuing firms and individuals who had previously gained unauthorized access to our services. As a result of these compliance procedures, the Company has been able to generate revenue either through one-time settlement payments or by signing up the offending firm or individual to an annual or multi-year Reis SE subscription. Although the frequency of identified instances has not declined, the average contract size has slightly decreased.

In order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. Approximately one-third of our subscribers have multi-year contracts and the average life of multi-year contracts signed in each of the last three years was approximately 2.2 years. There are significant benefits, on a selective basis, of multi-year contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates and future revenues. From an operational perspective, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If a multi-year contract includes pricing steps on and after the first anniversary, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. There has been resulting variability in our growth rates from having such a significant segment of our subscriber base under multi-year agreements which has also negatively impacted 2016 performance.

In conclusion, in light of: (1) the Company’s strong pace of new customer acquisition; (2) improving price increases on renewals; (3) a more rigorous program of enforcing and monetizing our intellectual property rights; (4) our pipeline with respect to both custom data deliverables and portfolio analytics; and (5) the array of new products and enhancements that will continue to be launched in 2016, management believes that the Company will return to positive revenue growth in 2017.

Deferred Revenue and Aggregate Revenue Under Contract

Two additional metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. Aggregate Revenue Under Contract is the sum of deferred revenue and future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill and excludes any future revenues expected to be derived from subscribers currently being billed on a monthly basis.

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year.

The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2016 and 2015, respectively. A comparison of these balances at June 30 of each year is more meaningful than a comparison to the December 31, 2015 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	June 30,
	2016	2015

Deferred revenue (GAAP basis)	$20,845,000	$21,512,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	21,171,000	28,043,000

Aggregate Revenue Under Contract	$42,016,000	$49,555,000

(A)

Amounts are billable subsequent to June 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2016 was approximately $30,572,000 related to amounts under contract for the forward twelve month period through June 30, 2017. The remainder reflects amounts under contract beyond June 30, 2017. The forward twelve month Aggregate Revenue Under Contract amount is approximately 60.2% of revenue on a trailing twelve month basis at June 30, 2016 of approximately $50,782,000. For comparison purposes, at June 30, 2015, the forward twelve month Aggregate Revenue Under Contract was $32,240,000 and approximately 70.5% of revenue.

The lower amount of deferred revenue and Aggregate Revenue Under Contract is explained by a few of our institutional customers that had contracts expire at June 30, 2016, which have renewed on a month-to-month basis as contract negotiations continue. This has resulted in only one month of deferred revenue for these subscribers being included in our June 30, 2016 balances. Both deferred revenue and the forward twelve month component of Aggregate Revenue Under Contract exclude eleven months of revenue from those customers that had previously been included in the corresponding balances at June 30, 2015. Additionally, the decline in deferred revenue and Aggregate Revenue Under Contract is impacted by the decline in the overall renewal rate.

2016 Reis Services EBITDA and Consolidated Adjusted EBITDA Performance

Reis Services EBITDA for the three and six months ended June 30, 2016 was $4,127,000 and $9,509,000, respectively. Reis Services EBITDA margins were 35.5% and 38.9% for the three and six months ended June 30, 2016 as compared to the reported Reis Services EBITDA margins of 45.4% and 43.5% for the 2015 comparable periods. The margins in the 2015 periods were positively impacted by the custom data deliverable described previously which had a higher margin than our historic sales of Reis SE subscriptions. The 2016 margins were lower than historic norms as a result of the combination of expenses increasing and lower revenue.

The 2016 reported Reis Services EBITDA amounts resulted in a decrease of $(1,966,000), or (32.3)%, from the second quarter 2015 amount and a decrease of $(1,178,000), or (11.0)%, from the comparable 2015 six month period. These decreases primarily resulted from the decline in revenue as described above. Operating expenses grew by 2.2% and 7.7% in the three and six months ended June 30, 2016. Expense increases, in general, are a result of increased employment related costs and rent related costs as more fully described in “—Results of Operations,” included in this quarterly report on Form 10-Q. The operating expense growth rates slowed from the first quarter to the second quarter of 2016 due to lower expenses associated with commissions and performance based compensation measured on sales, revenue or EBITDA performance in the 2016 second quarter.

Consolidated Adjusted EBITDA for the three months ended June 30, 2016 was $3,651,000, a decrease of $(1,729,000), or (32.1)%, from the second quarter 2015 amount. Consolidated Adjusted EBITDA for the six months ended June 30, 2016 was $8,280,000, a decrease of $(981,000), or (10.6)%, from the comparable 2015 six month period. The decrease in Adjusted EBITDA reflects the revenue and Reis Services EBITDA decreases discussed above. The consolidated Adjusted EBITDA margins were 31.4% and 33.9% for the three and six months ended June 30, 2016.

The Company continues to make significant investments in our business, including our core Reis SE platform and in our portfolio analytics offering. Management continues to pursue significant opportunities to assist client and non-client financial services firms and other real estate investors with evaluating the health of their real estate portfolios. As a result of our growth initiatives, our employee headcount is expected to increase throughout 2016 across all departments and this growth has included strategic hires in sales and operations. The pace of our database and website enhancements has accelerated and we remain committed to a rigorous schedule of product development during the remainder of 2016. These prudent investments will further the differentiation between Reis and other U.S. commercial real estate market information providers. As previously stated in the “— Management Summary” section of Item 7. of our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016, continuing investments and occupancy related costs will negatively impact our annual Reis Services EBITDA and consolidated

Adjusted EBITDA growth rates for 2016 and cause temporary declines in our Reis Services EBITDA and consolidated Adjusted EBITDA margins in 2016. We believe that any declines will be temporary as we expect that these investments will result in additional revenue growth opportunities and margin expansion for Reis in 2017.

Trends

During 2016, Reis’s growth rates have been temporarily interrupted, primarily from the challenging comparable reporting periods described above. Management is utilizing 2016 as a year of substantial investment in both personnel and product. The investment in technology and personnel has been necessary to deepen and broaden our market coverage. To accelerate our growth and profitability, we are also adding senior management talent in operations and sales. The investments in and enhancements to our products in 2016 are a direct response to the needs of our subscribers and to maintain and expand Reis’s competitive advantage in the marketplace. However, the remainder of 2016 is expected to continue to be a difficult comparison year against 2015.

Reis has been very active in protecting its intellectual property by pursuing firms and individuals who had previously gained unauthorized access to our services. As a result of these compliance procedures, the Company has been able to generate revenue either through one-time settlement payments or by signing up the offending firm or individual to an annual or multi-year Reis SE subscription. Reis’s second quarter 2016 revenue and EBITDA growth rates have been constrained by a reduction in the dollar value of contract signings related to violations of our intellectual property rights. The declines in the size of contracts from the 2015 levels are a direct result of resolving much of the backlog of instances involving older and longer periods of non-compliance which had greater dollar values associated with the larger volume of unlicensed usage. Nonetheless, new violations are being identified each week, adding to our backlog of cases and creating new recurring revenue opportunities.

Another factor in the reduction of 2016’s revenue growth rate has been the slower than anticipated pace of sales of custom data deliverables to our existing banking clients. The Company has developed a strong sales pipeline, typically to support the internal quantitative modeling needs of banks, but the sales cycle is longer as it involves executives from risk management, financial reporting and the commercial real estate groups. With the continuing pressure being applied by regulators on banking institutions, custom data deliverables and portfolio advisory services are key tools necessary for these institutions to meet their evaluation and reporting obligations. As we exit 2016 and enter 2017 we anticipate that the marketing of these services will generate incremental revenue and EBITDA growth.

Consistent with the trend over the past many years, contract signings (both for new business and renewals) will be weighted to the second half of the year and in particular to the fourth quarter. Over the past six years, approximately 33% to 38% of contract signings have occurred in the fourth quarter. Management believes that with the product enhancement releases that have occurred thus far in 2016 and imminent additional releases, we will be able to capture additional market share and position Reis for accelerating revenue and EBITDA growth in 2017.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$941
Income tax expense			580

Income (loss) before income taxes and discontinued operations	$2,522	$(1,001)	1,521
Add back:
Depreciation and amortization expense	1,583	3	1,586
Interest expense, net	22	—	22

EBITDA	4,127	(998)	3,129
Add back:
Stock based compensation expense, net	—	522	522

Adjusted EBITDA	$4,127	$(476)	$3,651

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$2,928
Income tax expense			601

Income (loss) before income taxes and discontinued operations	$4,688	$(1,159)	3,529
Add back:
Depreciation and amortization expense	1,385	3	1,388
Interest expense, net	20	—	20

EBITDA	6,093	(1,156)	4,937
Add back:
Stock based compensation expense	—	443	443

Adjusted EBITDA	$6,093	$(713)	$5,380

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$2,545
Income tax expense			1,567

Income (loss) before income taxes and discontinued operations	$6,402	$(2,290)	4,112
Add back:
Depreciation and amortization expense	3,072	5	3,077
Interest expense, net	35	—	35

EBITDA	9,509	(2,285)	7,224
Add back:
Stock based compensation expense, net	—	1,056	1,056

Adjusted EBITDA	$9,509	$(1,229)	$8,280

See footnotes on next page.

(amounts in thousands)
Reconciliation of Income from Continuing Operations to EBITDA and	By Segment
Adjusted EBITDA for the Six Months Ended June 30, 2015	Reis Services	Other (A)	Consolidated
Income from continuing operations			$4,221
Income tax expense			1,395

Income (loss) before income taxes and discontinued operations	$7,936	$(2,320)	5,616
Add back:
Depreciation and amortization expense	2,710	5	2,715
Interest expense, net	41	—	41

EBITDA	10,687	(2,315)	8,372
Add back:
Stock based compensation expense	—	889	889

Adjusted EBITDA	$10,687	$(1,426)	$9,261

(A)

Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations are excluded from these reconciliations for all periods presented.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2016 and 2015

Subscription revenues and related cost of sales were approximately $11,614,000 and $2,494,000, respectively, for the three months ended June 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $9,120,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $658,000 during this period. Subscription revenues and related cost of sales were approximately $13,416,000 and $2,134,000, respectively, for the three months ended June 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $11,282,000. Amortization expense included in cost of sales was approximately $507,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $360,000 resulted from greater employment related costs, specifically from hiring during 2015 and the first six months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $209,000 and a $151,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $3,025,000 and $3,461,000 for the three months ended June 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $234,000 and $238,000 during the three months ended June 30, 2016 and 2015, respectively. The decrease in sales and marketing expenses between the two periods of approximately $436,000 resulted from lower commission expense, primarily from the large custom data sale in the 2015 period (with no corresponding sale in the 2016 period) and lower performance based bonus accruals in the period.

Product development expenses were approximately $1,016,000 and $889,000 for the three months ended June 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $466,000 and $459,000 during the three months ended June 30, 2016 and 2015, respectively. Product development costs increased $127,000, primarily due to increased employment related costs from hiring during 2015 and the first six months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period.

General and administrative expenses of approximately $3,536,000 for the three months ended June 30, 2016 included current period expenses of approximately $2,786,000, depreciation and amortization expense of approximately $228,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $522,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $3,383,000 for the three months ended June 30, 2015 included current period expenses of approximately $2,756,000, depreciation and amortization expense of approximately $184,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $443,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Excluding the non-cash expenses, the net increase in general and administrative expenses of $30,000 was primarily the result of increases for professional fees and increased occupancy related costs from office space expansion, offset by lower performance based bonus accruals in the period.

Interest expense of $28,000 for the three months ended June 30, 2016 and 2015 was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended June 30, 2016 or 2015.

Income tax expense of $580,000 for continuing operations during the three months ended June 30, 2016 reflected current Federal AMT expense of $79,000, current state and local tax expense of $99,000 and deferred Federal tax expense of $434,000, offset by a deferred state and local tax benefit of $32,000. Income tax expense of $601,000 for continuing operations during the three months ended June 30, 2015 reflected deferred Federal tax expense of $1,104,000, current state and local tax expense of $96,000 and $43,000 of current Federal AMT expense, offset by a deferred state and local tax benefit of $642,000. The 2015 deferred state and local tax benefit reflected a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period.

Income from discontinued operations was $1,138,000 for the three months ended June 30, 2015 and primarily reflected $2,350,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 3 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), offset by legal and professional fees of $457,000 and income tax expense of $755,000. There were no discontinued operations activities in the 2016 period.

Comparison of the Results of Operations for the Six Months Ended June 30, 2016 and 2015

Subscription revenues and related cost of sales were approximately $24,438,000 and $4,956,000, respectively, for the six months ended June 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $19,482,000. Amortization expense included in cost of sales was approximately $1,270,000 during this period. Subscription revenues and related cost of sales were approximately $24,547,000 and $4,320,000, respectively, for the six months ended June 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $20,227,000. Amortization expense included in cost of sales was approximately $989,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $636,000 resulted from greater employment related costs, specifically from hiring during 2015 and the first six months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $355,000 and a $281,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $5,693,000 and $6,114,000 for the six months ended June 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $469,000 and $476,000 during the six months ended June 30, 2016 and 2015, respectively. The decrease in sales and marketing expenses between the two periods of approximately $421,000 resulted from lower commission expenses, primarily from the large custom data sale in the 2015 period (with no corresponding sale in the 2016 period) and lower performance based bonus accruals in the period.

Product development expenses were approximately $2,021,000 and $1,752,000 for the six months ended June 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $922,000 and $884,000 during the six months ended June 30, 2016 and 2015, respectively. Product development costs increased $269,000, primarily due to increased employment related costs from hiring during 2015 and the first six months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $231,000 and increases in amortization expense for the website intangible asset of $38,000.

General and administrative expenses of approximately $7,621,000 for the six months ended June 30, 2016 included current period expenses of approximately $6,149,000, depreciation and amortization expense of approximately $416,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,056,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $6,704,000 for the six months ended June 30, 2015 included current period expenses of approximately $5,449,000, depreciation and amortization expense of approximately $366,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $889,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. Excluding the non-cash expenses, the net increase in general and administrative expenses of $700,000 was primarily the result of increases for professional fees and increased occupancy related costs from the office space expansion, offset by lower performance based bonus accruals in the period.

Interest expense of $49,000 and $56,000 for the six months ended June 30, 2016 and 2015, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during the six months ended June 30, 2016 or 2015.

Income tax expense of $1,567,000 for continuing operations during the six months ended June 30, 2016 reflected current Federal AMT expense of $141,000, current state and local tax expense of $160,000, deferred Federal tax expense of $1,245,000 and deferred state and local tax expense of $21,000. Income tax expense of $1,395,000 for continuing operations during the six months ended June 30, 2015 reflected deferred Federal tax expense of $1,766,000, current state and local tax expense of $96,000 and $83,000 of current Federal AMT expense, offset by a deferred state and local tax benefit of $550,000. The 2015 deferred state and local tax benefit reflected a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period.

Income from discontinued operations was $1,067,000 for the six months ended June 30, 2015 and primarily reflected $2,350,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 3 to the Company’s consolidated financial statements contained elsewhere in this Form 10-Q), offset by legal and professional fees of $575,000 and income tax expense of $708,000. There were no discontinued operations activities in the 2016 period.

Income Taxes

For more information regarding income taxes, see Note 6 to the Company’s consolidated financial statements included in this filing.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $26,554,000 at June 30, 2016, a decrease of $(2,104,000) from the December 31, 2015 balance of approximately $28,658,000. Although the Company had cash flows provided by its operating activities of $8,222,000, the Company’s cash position decreased as a result of making investments in its websites and databases of $4,461,000, spending on tenant improvements and furniture, fixtures and equipment of approximately $1,262,000, paying aggregate dividends of approximately $3,876,000 in the six months ended June 30, 2016 and utilizing approximately $701,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2016.

At June 30, 2016, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses from a further increase in the number of Reis employees and additional resources being devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; tenant improvements and related spending for new corporate headquarters space; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; and the use of cash for the payment of quarterly dividends. The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock. Certain costs associated with the buildout of the new corporate headquarters will be funded by the landlord.

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

The Company declared and paid a quarterly dividend of $0.14 per common share for all four quarters of 2015 and increased the dividend declared and paid in the first and second quarters of 2016 to $0.17 per common share. Dividends paid by the Company aggregated $3,876,000 and $3,165,000 for the six months ended June 30, 2016 and 2015, respectively.

Changes in Cash Flows

Cash flows for the six months ended June 30, 2016 and 2015 are summarized as follows:

	For the Six Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$8,221,864	$16,152,031
Cash (used in) investing activities	(5,720,963)	(2,476,751)
Net cash (used in) financing activities	(4,604,777)	(4,190,568)

Net (decrease) increase in cash and cash equivalents	$(2,103,876)	$9,484,712

Net cash provided by operating activities decreased $(7,930,000) from $16,152,000 provided in the 2015 period to $8,222,000 provided in the 2016 period. This decrease was primarily the result of decreased operating cash flow of $(5,580,000) from the Reis Services segment from $15,901,000 provided in the 2015 period to $10,321,000 provided in the 2016 period due to declines in revenue and EBITDA as described elsewhere herein, as well as the impact of net cash provided from discontinued operations primarily due to the collection of $2,350,000 of litigation recoveries in 2015 with no 2016 equivalent.

Cash used in investing activities increased $3,244,000 from $2,477,000 used in the 2015 period to $5,721,000 used in the 2016 period. This change resulted primarily from a $1,110,000 increase in purchases of furniture, fixtures and equipment in the 2016 period for office space expansion, coupled with a $2,136,000 increase of cash used in the 2016 period as compared to the 2015 period for website and database development costs for continuing product development initiatives. The expectation for the remainder of 2016 is that cash used for website and database development will continue to exceed amounts capitalized in 2015.

Net cash used in financing activities were $4,605,000 and $4,191,000 in the 2016 and 2015 periods, respectively. The 2016 period includes approximately $3,876,000 for dividends declared and paid in the six months ended June 30, 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs and $181,000 of deferred financing costs related to the expansion and extension of the Revolver, offset by proceeds received from employees for option exercises of $153,000. The 2015 period includes approximately $3,165,000 for dividends declared and paid in the six months ended June 30, 2015, $993,000 used to settle minimum employee withholding tax obligations on vested RSUs and $89,000 related to costs incurred in connection with the shelf registration statement filed in the second quarter of 2015, offset by proceeds received from employees for option exercises of $56,000.

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

•

statements relating to business prospects, market share, potential acquisitions, sources and uses of cash, revenue, expenses, margins, income (loss) from continuing or discontinued operations, cash flows, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA (as defined herein), Adjusted EBITDA (as defined herein) and Aggregate Revenue Under Contract; and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

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

At June 30, 2016 and December 31, 2015, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and six months ended June 30, 2016 and throughout 2015, the Company did not have any interest rate caps. No debt was outstanding at June 30, 2016 and December 31, 2015. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

Item 4.  Controls and Procedures.

As of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2016 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There has been no change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

As disclosed in Note 10 to the Company’s consolidated financial statements included in this filing, the Company is not a party to any litigation that could reasonably be foreseen to be material to the Company, and the disclosure set forth in such Note 10 is incorporated herein by reference.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the three months ended June 30, 2016, the Company did not repurchase any shares of common stock.

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

Date: August 4, 2016