Form 10-Q
period 2016-09-30
Reis, Inc.
filed 2016-11-08
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                              .

Commission File Number 001-12917

REIS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	13-3926898
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1185 Avenue of the Americas, New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

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

The number of the Registrant’s shares of common stock outstanding was 11,301,829 as of November 1, 2016.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,160,643	$28,657,956
Restricted cash and investments	212,268	212,268
Accounts receivable, net	7,117,259	13,741,169
Prepaid and other assets	1,142,216	670,339

Total current assets	33,632,386	43,281,732
Furniture, fixtures and equipment, net of accumulated depreciation of $2,801,758 and $2,449,985, respectively	2,891,722	804,427
Intangible assets, net of accumulated amortization of $43,048,635 and $38,738,292, respectively	17,594,474	15,686,954
Deferred tax asset, net	17,001,737	18,429,737
Goodwill	54,824,648	54,824,648
Other assets	312,459	171,728

Total assets	$126,257,426	$133,199,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,320,998	5,898,226
Deferred revenue	22,094,152	25,291,499
Liabilities attributable to discontinued operations	—	145,737

Total current liabilities	25,415,150	31,335,462
Other long-term liabilities	1,216,001	284,316

Total liabilities	26,631,151	31,619,778

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,308,199 and 11,256,405 shares issued and outstanding, respectively	226,164	225,128
Additional paid in capital	107,950,972	107,102,433
Retained earnings (deficit)	(8,550,861)	(5,748,113)

Total stockholders’ equity	99,626,275	101,579,448

Total liabilities and stockholders’ equity	$126,257,426	$133,199,226

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Subscription revenue	$11,537,175	$12,137,228	$35,975,597	$36,684,041
Cost of sales of subscription revenue	2,925,212	2,363,635	7,881,536	6,683,601

Gross profit	8,611,963	9,773,593	28,094,061	30,000,440

Operating expenses:
Sales and marketing	2,890,739	2,804,498	8,583,395	8,918,285
Product development	1,001,072	925,673	3,021,726	2,678,114
General and administrative expenses	3,933,992	3,598,697	11,555,444	10,301,919

Total operating expenses	7,825,803	7,328,868	23,160,565	21,898,318

Other income (expenses):
Interest and other income	5,214	11,300	19,380	26,894
Interest expense	(28,709)	(28,352)	(78,250)	(84,848)

Total other income (expenses)	(23,495)	(17,052)	(58,870)	(57,954)

Income before income taxes and discontinued operations	762,665	2,427,673	4,874,626	8,044,168
Income tax expense	297,000	920,000	1,864,000	2,315,000

Income from continuing operations	465,665	1,507,673	3,010,626	5,729,168
Income from discontinued operations, net of income tax expense of $—, $89,000, $— and $797,000, respectively	—	136,753	—	1,203,833

Net income	$465,665	$1,644,426	$3,010,626	$6,933,001

Per share amounts – basic:
Income from continuing operations	$0.04	$0.13	$0.27	$0.51

Net income	$0.04	$0.15	$0.27	$0.62

Per share amounts – diluted:
Income from continuing operations	$0.04	$0.13	$0.26	$0.49

Net income	$0.04	$0.14	$0.26	$0.59

Weighted average number of common shares outstanding:
Basic	11,320,904	11,236,188	11,308,833	11,218,759

Diluted	11,764,210	11,721,200	11,745,499	11,693,448

Dividends declared per common share	$0.17	$0.14	$0.51	$0.42

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

			Additional	Retained	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, January 1, 2016	11,256,405	$225,128	$107,102,433	$(5,748,113)	$101,579,448

Shares issued for vested employee restricted stock units	52,421	1,048	(1,048)	—	—
Shares issued for option exercises	17,500	350	152,650	—	153,000
Stock based compensation, net	—	—	1,054,566	—	1,054,566
Dividends	—	—	—	(5,813,374)	(5,813,374)
Stock repurchases	(18,127)	(362)	(357,629)	—	(357,991)
Net income	—	—	—	3,010,626	3,010,626

Balance, September 30, 2016	11,308,199	$226,164	$107,950,972	$(8,550,861)	$99,626,275

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,010,626	$6,933,001
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	1,604,000	2,802,000
Depreciation	415,812	321,641
Amortization of intangible assets	4,310,343	3,790,118
Stock based compensation charges	1,579,725	1,338,049
Changes in assets and liabilities:
Restricted cash and investments	—	357
Accounts receivable, net	6,623,910	4,111,676
Prepaid and other assets	(432,056)	(454,494)
Accrued expenses and other liabilities	(1,480,046)	(275,351)
Deferred revenue	(3,197,347)	(724,837)

Net cash provided by operating activities	12,434,967	17,842,160

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development additions	(6,567,863)	(3,754,928)
Furniture, fixtures and equipment additions	(2,466,432)	(247,184)
Proceeds from sale of furniture, fixtures and equipment	2,091	—

Net cash (used in) investing activities	(9,032,204)	(4,002,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(5,813,374)	(4,750,410)
Registration statement costs	—	(89,331)
Proceeds from option exercises	153,000	206,250
Payments for option cancellations and restricted stock units	(701,159)	(992,971)
Payment of financing cost	(180,552)	—
Stock repurchases	(357,991)	—

Net cash (used in) financing activities	(6,900,076)	(5,626,462)

Net (decrease) increase in cash and cash equivalents	(3,497,313)	8,213,586
Cash and cash equivalents, beginning of period	28,657,956	17,745,077

Cash and cash equivalents, end of period	$25,160,643	$25,958,663

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$29,722	$18,958

Cash paid during the period for income taxes	$635,692	$447,483

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for website and database development additions		$700,000

Accrual for furniture, fixtures and equipment additions	$38,766

Disposal of fully depreciated furniture, fixtures and equipment	$64,039	$96,302

Shares issued for vested employee restricted stock units	$1,048	$1,297

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

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; Reis Portfolio CRE and other portfolio support products and services, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016. The consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015 and the consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015 are not necessarily indicative of full year results.

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

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

  (amounts in thousands)

Condensed Balance Sheet Data September 30, 2016	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$22,782	$2,379	$25,161
Restricted cash and investments	212	—	212
Accounts receivable, net	7,117	—	7,117
Prepaid and other assets	878	264	1,142

Total current assets	30,989	2,643	33,632
Furniture, fixtures and equipment, net	2,892	—	2,892
Intangible assets, net	17,594	—	17,594
Deferred tax asset, net	285	16,717	17,002
Goodwill	57,203	(2,378)	54,825
Other assets	312	—	312

Total assets	$109,275	$16,982	$126,257

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,012	309	3,321
Deferred revenue	22,094	—	22,094

Total current liabilities	25,106	309	25,415
Other long-term liabilities	1,216	—	1,216
Deferred tax liability, net	32,585	(32,585)	—

Total liabilities	58,907	(32,276)	26,631
Total stockholders’ equity	50,368	49,258	99,626

Total liabilities and stockholders’ equity	$109,275	$16,982	$126,257

Condensed Balance Sheet Data December 31, 2015	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$28,465	$193	$28,658
Restricted cash and investments	212	—	212
Accounts receivable, net	13,741	—	13,741
Prepaid and other assets	417	253	670

Total current assets	42,835	446	43,281
Furniture, fixtures and equipment, net	798	6	804
Intangible assets, net	15,687	—	15,687
Deferred tax asset, net	285	18,145	18,430
Goodwill	57,203	(2,378)	54,825
Other assets	172	—	172

Total assets	$116,980	$16,219	$133,199

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	4,502	1,397	5,899
Deferred revenue	25,291	—	25,291
Liabilities attributable to discontinued operations	—	146	146

Total current liabilities	29,793	1,543	31,336
Other long-term liabilities	284	—	284
Deferred tax liability, net	29,498	(29,498)	—

Total liabilities	59,575	(27,955)	31,620
Total stockholders’ equity	57,405	44,174	101,579

Total liabilities and stockholders’ equity	$116,980	$16,219	$133,199

(A)

Includes the assets and liabilities of the Company’s discontinued operations, to the extent that such assets and liabilities existed at the date presented, and includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

          (amounts in thousands)

Condensed Operating Data for the Three Months Ended September 30, 2016	Reis Services	Other (A)	Consolidated

Subscription revenue	$11,538	$—	$11,538
Cost of sales of subscription revenue	2,926	—	2,926

Gross profit	8,612	—	8,612

Operating expenses:
Sales and marketing	2,890	—	2,890
Product development	1,001	—	1,001
General and administrative expenses	3,005	929	3,934

Total operating expenses	6,896	929	7,825
Other income (expenses):
Interest and other income	5	—	5
Interest expense	(29)	—	(29)

Total other income (expenses)	(24)	—	(24)

Income (loss) before income taxes and discontinued operations	$1,692	$(929)	$763

Income from discontinued operations, before income taxes	$—	$—	$—

Condensed Operating Data for the Three Months Ended September 30, 2015	Reis Services	Other (A)	Consolidated

Subscription revenue	$12,137	$—	$12,137
Cost of sales of subscription revenue	2,364	—	2,364

Gross profit	9,773	—	9,773

Operating expenses:
Sales and marketing	2,804	—	2,804
Product development	926	—	926
General and administrative expenses	2,528	1,070	3,598

Total operating expenses	6,258	1,070	7,328
Other income (expenses):
Interest and other income	11	—	11
Interest expense	(28)	—	(28)

Total other income (expenses)	(17)	—	(17)

Income (loss) before income taxes and discontinued operations	$3,498	$(1,070)	$2,428

Income from discontinued operations, before income taxes	$—	$226	$226

(A)

Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented, and includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

  (amounts in thousands)

Condensed Operating Data for the Nine Months Ended September 30, 2016	Reis Services	Other (A)	Consolidated

Subscription revenue	$35,976	$—	$35,976
Cost of sales of subscription revenue	7,882	—	7,882

Gross profit	28,094	—	28,094

Operating expenses:
Sales and marketing	8,583	—	8,583
Product development	3,022	—	3,022
General and administrative expenses	8,336	3,219	11,555

Total operating expenses	19,941	3,219	23,160
Other income (expenses):
Interest and other income	19	—	19
Interest expense	(78)	—	(78)

Total other income (expenses)	(59)	—	(59)

Income (loss) before income taxes and discontinued operations	$8,094	$(3,219)	$4,875

Income from discontinued operations, before income taxes	$—	$—	$—

Condensed Operating Data for the Nine Months Ended September 30, 2015	Reis Services	Other (A)	Consolidated

Subscription revenue	$36,684	$—	$36,684
Cost of sales of subscription revenue	6,684	—	6,684

Gross profit	30,000	—	30,000

Operating expenses:
Sales and marketing	8,918	—	8,918
Product development	2,678	—	2,678
General and administrative expenses	6,912	3,390	10,302

Total operating expenses	18,508	3,390	21,898
Other income (expenses):
Interest and other income	26	—	26
Interest expense	(84)	—	(84)

Total other income (expenses)	(58)	—	(58)

Income (loss) before income taxes and discontinued operations	$11,434	$(3,390)	$8,044

Income from discontinued operations, before income taxes	$—	$2,001	$2,001

(A)

Includes the results of the Company’s discontinued operations, to the extent that such operations existed during the periods presented, and includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

In the first quarter of 2016, the Company changed the segment presentation to combine the discontinued operations segment with the Other segment. The reason for this change in presentation is the result of the completion of the discontinued operating activities in 2015 and to simplify the presentation on a comparable basis. Therefore, 2015 information for the discontinued operations segment is being presented in the Other segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2016.

The Company’s largest individual subscriber accounted for 6.9% and 9.2% of Reis Services’s revenue for the nine months ended September 30, 2016 and 2015, respectively.

The following table presents the accounts receivable balances of Reis Services at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Accounts receivable	$7,273,000	$13,828,000
Allowance for doubtful accounts	(156,000)	(87,000)

Accounts receivable, net	$7,117,000	$13,741,000

Twenty subscribers accounted for an aggregate of approximately 59.0% of Reis Services’s accounts receivable at September 30, 2016, with the largest representing 9.8%. Through October 31, 2016, the Company received payments of approximately $3,365,000, or 46.26%, against the September 30, 2016 accounts receivable balance.

At September 30, 2016, the largest individual subscriber accounted for 5.7% of deferred revenue.

Discontinued Operations – Residential Development Activities

Income from discontinued operations was comprised of the following for the three and nine months ended September 30, 2015 (there were no discontinued operations activities for the three or nine months ended September 30, 2016):

	For the Three Months Ended September 30, 2015	For the Nine Months Ended September 30, 2015

Litigation recoveries	$414,000	$2,764,000
Other (expense), net	(188,000)	(763,000)

Income from discontinued operations before income tax	226,000	2,001,000
Income tax expense from discontinued operations	89,000	797,000

Income from discontinued operations, net of income tax expense	$137,000	$1,204,000

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

As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. In summary, recovery efforts from the fourth quarter of 2012 through December 31, 2015 have resulted in cash collections aggregating approximately $5,658,000 from multiple insurance carriers, trial attorneys, an insurance broker and other responsible parties involved in the design, development, construction and supervision of the Gold Peak project. The Company recovered approximately $414,000 and $2,764,000 in the three and nine months ended September 30, 2015. Other expenses in these periods primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

4.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	September 30, 2016	December 31, 2015

Database	$26,849,000	$22,790,000
Accumulated amortization	(19,152,000)	(17,121,000)

Database, net	7,697,000	5,669,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(9,030,000)	(8,328,000)

Customer relationships, net	5,070,000	5,772,000

Website	16,893,000	14,735,000
Accumulated amortization	(12,066,000)	(10,669,000)

Website, net	4,827,000	4,066,000

Acquired below market lease	2,800,000	2,800,000
Accumulated amortization	(2,800,000)	(2,620,000)

Acquired below market lease, net	—	180,000

Intangibles, net	$17,594,000	$15,687,000

With respect to the database intangible asset, the Company capitalized approximately $1,338,000 and $887,000 during the three months ended September 30, 2016 and 2015, respectively, and approximately $4,059,000 and $2,201,000 during the nine months ended September 30, 2016 and 2015, respectively. Separately, for the website intangible asset, the Company capitalized approximately $768,000 and $1,243,000 during the three months ended September 30, 2016 and 2015, respectively, and approximately $2,158,000 and $2,254,000 during the nine months ended September 30, 2016 and 2015, respectively.

Amortization expense for intangible assets aggregated approximately $1,498,000 and $4,310,000 for the three and nine months ended September 30, 2016, of which approximately $761,000 and $2,031,000 related to the database, which is charged to cost of sales, approximately $233,000 and $702,000 related to customer relationships, which is charged to sales and marketing expense, approximately $475,000 and $1,397,000 related to website development, which is charged to product development expense, and approximately $29,000 and $180,000 related to the value ascribed to the below market terms of the office lease, which is charged to general and administrative expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,289,000 and $3,790,000 for the three and nine months ended September 30, 2015, of which approximately $541,000 and $1,530,000 related to the database, approximately $237,000 and $713,000 related to customer relationships, approximately $436,000 and $1,320,000 related to website development, and approximately $75,000 and $227,000 related to the value ascribed to the below market terms of the office lease.

5.	Debt

The Company had no debt outstanding at September 30, 2016 and December 31, 2015.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. On January 28, 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at September 30, 2016 and December 31, 2015. No borrowings were made on the Revolver during the three and nine months ended September 30, 2016 and during the year ended December 31, 2015.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

6.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Current Federal alternative minimum tax (“AMT”) expense	$8,000	$56,000	$149,000	$175,000
Current state and local tax expense (benefit)	(49,000)	39,000	111,000	135,000
Deferred Federal tax expense (A)	245,000	836,000	1,490,000	3,196,000
Deferred state and local tax expense (benefit)	93,000	78,000	114,000	(394,000)

Consolidated income tax expense, including taxes attributable to discontinued operations (B)	297,000	1,009,000	1,864,000	3,112,000
Less income tax expense attributable to discontinued operations	—	89,000	—	797,000

Income tax expense (C)	$297,000	$920,000	$1,864,000	$2,315,000

(A)

Includes an AMT (benefit) of $(8,000) and $(56,000) in the three months ended September 30, 2016 and 2015, respectively, and $(149,000) and $(175,000) in the nine months ended September 30, 2016 and 2015, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $17,002,000 and $18,430,000 at September 30, 2016 and December 31, 2015, respectively, all of which was classified as non-current in accordance with ASU 2015-17. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $45,884,000 at December 31, 2015, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 3), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $13,166,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. The enactment of the 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such NOLs are expected to be fully utilized in the future.

7.	Stockholders’ Equity

On August 30, 2016, the Company’s Board of Directors authorized a repurchase program of shares of the Company’s common stock up to an aggregate of $5,000,000. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stockholders’ Equity (continued)

During both the three and nine months ended September 30, 2016, the Company purchased an aggregate of 18,127 shares of common stock, at an average price of $19.75 per share, leaving approximately $4,642,000 at September 30, 2016 that may be used to purchase additional shares under the repurchase program. During the year ended December 31, 2015, the Company did not repurchase any shares of its common stock.

The Company declared and paid a quarterly dividend of $0.14 per common share for all four quarters of 2015 and increased the dividend declared and paid in the first, second and third quarters of 2016 to $0.17 per common share. Dividends paid by the Company aggregated approximately $1,937,000 and $5,813,000 in the three and nine months ended September 30, 2016, respectively, and $1,585,000 and $4,750,000 for the three and nine months ended September 30, 2015, respectively.

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

Option Awards

The following table presents option activity and other plan data for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	547,500	$9.61	582,500	$9.52
Granted	—	$—	—	$—
Exercised	(17,500)	$(8.74)	(27,500)	$(7.50)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	530,000	$9.64	555,000	$9.63

Options exercisable at end of period	518,000	$9.44	539,000	$9.36

RSU Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,
	2016	2015

Outstanding at beginning of period	254,041	277,973
Granted	123,023	81,620
Common stock delivered (A) (B)	(85,181)	(105,970)
Forfeited	(4,451)	(1,103)

Outstanding at end of period	287,432	252,520

Intrinsic value (C)	$5,880,859	$5,719,578

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

(C)	For purposes of this calculation, the Company’s closing stock prices were $20.46 and $22.65 per share on September 30, 2016 and 2015, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

In the nine months ended September 30, 2016, an aggregate of 118,724 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $20.22 per RSU. In the nine months ended September 30, 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $22.41 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2016 and 2015 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the nine months ended September 30, 2016 and 2015, an aggregate of 4,299 RSUs and 4,215 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $24.05 and $24.53 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $524,000 and $449,000, respectively, including $34,500 in each period for non-employee director equity compensation, for the three months ended September 30, 2016 and 2015, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the nine months ended September 30, 2016 and 2015, the Company recorded non-cash compensation expense of approximately $1,580,000 and $1,338,000, respectively, including $103,500 in each period for non-employee director equity compensation.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Earnings Per Common Share (continued)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$465,665	$1,507,673	$3,010,626	$5,729,168
Income from discontinued operations, net of income tax expense	—	136,753	—	1,203,833

Net income for basic calculation	$465,665	$1,644,426	$3,010,626	$6,933,001

Numerator for diluted per share calculation:
Income from continuing operations	$465,665	$1,507,673	$3,010,626	$5,729,168
Adjustments to income from continuing operations for the statements of operations impact of dilutive securities	—	—	—	—

Income from continuing operations for dilution calculation	465,665	1,507,673	3,010,626	5,729,168
Income from discontinued operations, net of income tax expense	—	136,753	—	1,203,833

Net income for dilution calculation	$465,665	$1,644,426	$3,010,626	$6,933,001

Denominator:
Weighted average common shares – basic	11,320,904	11,236,188	11,308,833	11,218,759
Effect of dilutive securities:
RSUs	150,070	147,456	130,191	134,864
Stock options	293,236	337,556	306,475	339,825

Weighted average common shares – diluted	11,764,210	11,721,200	11,745,499	11,693,448

Per common share amounts – basic:
Income from continuing operations	$0.04	$0.13	$0.27	$0.51
Income from discontinued operations	—	0.02	—	0.11

Net income	$0.04	$0.15	$0.27	$0.62

Per common share amounts – diluted:
Income from continuing operations	$0.04	$0.13	$0.26	$0.49
Income from discontinued operations	—	0.01	—	0.10

Net income	$0.04	$0.14	$0.26	$0.59

Potentially dilutive securities include all stock based awards. For the three and nine months ended September 30, 2016 and 2015, only certain equity awards were antidilutive.

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

At September 30, 2016 and December 31, 2015, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at September 30, 2016 and December 31, 2015. The Company had no debt outstanding at September 30, 2016 and December 31, 2015. See Note 5 for additional information about the Company’s debt.

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

Product Overview

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; Reis Portfolio CRE and other portfolio support products and services, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

•	Geography - national coverage of up to 275 of the largest U.S. metropolitan CRE markets, approximately 7,600 discrete market areas and segments with submarket boundaries proprietary to Reis;

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

The following table lists the number of metropolitan markets for each of the nine types of commercial real estate covered by Reis:

	September 30, 2016	December 31, 2015
Apartment (A)	275	275
Office (A)	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	110
Student housing	200	200
Affordable housing	45	—

(A) In March and June 2016, Reis enhanced its apartment and office coverage, respectively, with market reports that include new features, structural details and comparative performance analytics.

Reis continues to expand its property level and market coverage by geography and property type. In August 2016, Reis introduced coverage on its ninth property type, affordable housing, with information on 176 counties in 45 metropolitan areas. In addition, over the next few quarters, Reis expects to enhance its market reports in all sectors consistent with many of the enhancements made in March 2016 to its apartment market reports and in June 2016 to its office market reports. These enhancements include photographs, sector-specific details, contact information, effective rent at the property level, sales transaction history, and numerous illustrative charts and graphs, all to fortify Reis’s position as the preferred source for comparables information among all real estate professionals involved in buying, selling, leasing, or managing real estate assets. Reis expects to add similar details to property level reports in other sectors, while also introducing high level analytical modules that take a broader perspective across markets and geographies. In July 2016, Reis moved to daily reporting of apartment rent and other property information in its popular Apartment Rent Comparables report. Further development plans for the remainder of 2016 and into 2017 include a module that will allow portfolio managers and C-level executives to look for market opportunities based on Reis’s forecasts at the market and submarket level.

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

In September 2016, Reis expanded its commercial real estate sales comparables platform to include virtually all U.S. transactions, regardless of geography or sector. The new offering is expected to appeal to mortgage and property originators and underwriters, brokers and appraisers, and any other real estate professionals seeking the most comprehensive database of transactions to source deals, search for related business, or conduct due diligence. Reis’s sales comparables platform includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended
	September 30,			Percentage
	2016	2015	(Decrease)	(Decrease)

Reis Services segment:
Revenue	$11,538	$12,137	$(599)	(4.9)%
EBITDA	$3,363	$4,910	$(1,547)	(31.5)%
EBITDA margin	29.1%	40.5%
Consolidated, excluding discontinued operations:
Revenue	$11,538	$12,137	$(599)	(4.9)%
EBITDA	$2,435	$3,842	$(1,407)	(36.6)%
EBITDA margin	21.1%	31.7%
Adjusted EBITDA	$2,959	$4,291	$(1,332)	(31.0)%
Adjusted EBITDA margin	25.6%	35.4%

(amounts in thousands, excluding percentages)
	For the Nine Months Ended
	September 30,			Percentage
	2016	2015	(Decrease)	(Decrease)

Reis Services segment:
Revenue	$35,976	$36,684	$(708)	(1.9)%
EBITDA	$12,872	$15,597	$(2,725)	(17.5)%
EBITDA margin	35.8%	42.5%
Consolidated, excluding discontinued operations:
Revenue	$35,976	$36,684	$(708)	(1.9)%
EBITDA	$9,659	$12,214	$(2,555)	(20.9)%
EBITDA margin	26.8%	33.3%
Adjusted EBITDA	$11,239	$13,552	$(2,313)	(17.1)%
Adjusted EBITDA margin	31.2%	36.9%

2016 Revenue Performance

All of the Company’s revenue is generated by the Reis Services segment. Reis Services revenue decreased by approximately $(599,000), or (4.9)%, from the third quarter of 2015 to the third quarter of 2016 and $(708,000), or (1.9)%, in the nine months ended September 30, 2016 from the comparable 2015 period. Reis’s third quarter and nine months ended September 30, 2016 represent challenging comparable reporting periods due to the difficulty of replicating the significant revenue successes of 2015. Below, we provide insight into both the Company’s reported results as well as how Reis’s core recurring business is performing.

Company performance in 2016 relative to the results for the three and nine months ended September 30, 2015 has been impacted by four main factors: (1) significant custom data deliverables in 2015; (2) a decline in our trailing twelve month renewal rates; (3) a reduction in revenue from large one-time settlements under our intellectual property compliance initiatives; and (4) multi-year contracts and their flattening effect on growth rates. The following paragraphs further describe the impact of these factors.

Custom Data Deliverables — The Company recognized significant revenue in 2015 related to custom data deliverables for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in June and December 2015 and February 2016, positively impacting results for the second and fourth quarters of 2015 and the first quarter of 2016. In our Form 10-Q for the quarter ended June 30, 2015 and for all subsequent filings, the Company has presented pro forma adjustments to quantify the significant revenue associated with these custom data deliverables on Reis’s reported revenues and growth rates.

On a pro forma basis, excluding $2,186,000 of revenue for the custom data deliverables from the nine months ended September 30, 2015 (consistent with the pro forma presentation included in the September 30, 2015 Form 10-Q), revenue was $34,498,000 for the nine months ended September 30, 2015. On a pro forma basis, excluding $1,200,000 of revenue for the custom data deliverables in February 2016 from the nine months ended September 30, 2016, revenue was $34,776,000. Revenue growth, on a pro forma basis, was 0.8% for the nine months ended September 30, 2016 over the comparable 2015 period.

Renewal Rates — The Company’s overall trailing twelve month renewal rates as of September 30, 2016 and 2015 were 82% and 90%, respectively (for institutional subscribers, the trailing twelve month renewal rates as of September 30, 2016 and 2015 were 84% and 92%, respectively). The recent reduction in our trailing twelve month renewal rates are largely a result of (1) customer losses from subscribers that exited the CRE business or were merger related losses and (2) being more aggressive on renewal pricing. In 2016, there were 19 customers which accounted for approximately $1,500,000 of annual revenue which did not renew as a result of leaving the business or cancelling post-merger, including GE Commercial Real Estate leaving the CRE financing business, which had previously contributed approximately $710,000 of annual revenue. In addition, a few institutional customers which had originally been identified as intellectual property compliance cases did not renew their subscriptions. Related to renewal pricing, Reis management believes that aligning client report consumption and value with appropriate annual fees is critical to the Company’s long-term growth and to the protection of the value of our intellectual property. Also, based upon past experience, management believes that many non-renewing customers will ultimately renew with Reis as their information and analytic needs may not be fully addressed by competitive offerings.

Intellectual Property — Reis continues to successfully resolve cases in which our intellectual property rights have been violated. In 2015 and 2016, the Company has been very active in protecting its intellectual property by pursuing firms and individuals who had previously gained unauthorized access to our services. The discovery of the instances of unauthorized usage creates opportunities for

Reis’s compliance team to engage in productive conversations with firms regarding ongoing access to Reis data in accordance with the terms and conditions of a subscription agreement. Reis has developed a programmatic approach to promptly resolving cases of unauthorized usage and is devoting significant client services and account management resources to increase the renewal rates of compliance accounts to levels typical of all other Reis subscribers. As a result of these compliance procedures, the Company has been able to generate revenue through either one-time settlement payments or by signing up the offending firm or individual to an annual or multi-year Reis SE subscription. Although the frequency of identified instances of non-compliance remains steady, the average contract size has decreased and the frequency and dollar amount of one-time settlements are lower in 2016 than in 2015.

Multi-Year Contracts — In order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. Approximately one-third of our subscribers have multi-year contracts and the average life of multi-year contracts signed in each of the last three years was approximately 2.2 years. There are significant benefits, on a selective basis, of multi-year contracts, including locking in recurring revenue for longer periods, thereby increasing the predictability of our renewal rates and future revenues. Operationally, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

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

Revenue Visibility — Historically, nearly all of the Company’s revenue could be characterized as subscription-based recurring revenue. In 2015, significant opportunities arose that resulted in Reis realizing a greater amount of revenue and cash flow that was more non-recurring in nature. In hindsight, when excluding the 2015 custom data deliverables and one-time settlements from intellectual property compliance cases, 86% of Reis’s 2015 annual revenue was of a higher-quality recurring nature. By comparison, subscription-based recurring revenue in the most recent third quarter of 2016 aggregated approximately 98% of reported revenue. Therefore, despite a reduction in reported revenues, management believes that the Company will be well positioned as we enter 2017 due to the high percentage of revenue that is of a recurring nature.

As we approach 2017, management believes that there are positive signs that Reis will return to growth next year, including: (1) the Company’s strong pace of new customer acquisition; (2) price increases on renewals; (3) ongoing subscription opportunities created by the discovery of instances of unauthorized usage; (4) our pipeline with respect to both subscription-based data deliverables and portfolio analytics; and (5) the array of new products and enhancements that will continue to be launched in 2016 and into 2017.

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

The following table reconciles deferred revenue to Aggregate Revenue Under Contract at September 30, 2016 and 2015, respectively. A comparison of these balances at September 30 of each year is more meaningful than a comparison to the December 31, 2015 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	September 30,
	2016	2015

Deferred revenue (GAAP basis)	$22,094,000	$22,160,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	24,349,000	27,345,000

Aggregate Revenue Under Contract	$46,443,000	$49,505,000

(A)      Amounts are billable subsequent to September 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at September 30, 2016 was approximately $31,684,000 related to amounts under contract for the forward twelve month period through September 30, 2017. The remainder reflects amounts under contract beyond September 30, 2017. The forward twelve month Aggregate Revenue Under Contract amount is approximately 63.1% of revenue on a trailing twelve month basis at September 30, 2016 of approximately $50,182,000. For comparison purposes, at September 30, 2015, the forward twelve month Aggregate Revenue Under Contract was $33,883,000 and approximately 71.5% of revenue on a trailing twelve month basis.

2016 Reis Services EBITDA and Consolidated Adjusted EBITDA Performance

Reis Services EBITDA for the three and nine months ended September 30, 2016 was $3,363,000 and $12,872,000, respectively. Reis Services EBITDA margins were 29.1% and 35.8% for the three and nine months ended September 30, 2016 as compared to the reported Reis Services EBITDA margins of 40.5% and 42.5% for the 2015 comparable periods. The margin in the nine months ended September 30, 2015 was positively impacted by the custom data deliverables and other revenue items described previously which had a higher margin than our historic sales of Reis SE subscriptions. The 2016 margins were lower than historic norms as a result of the combination of expenses increasing and lower revenue.

The 2016 reported Reis Services EBITDA amounts resulted in a decrease of $(1,547,000), or (31.5)%, from the third quarter 2015 amount and a decrease of $(2,725,000), or (17.5)%, from the comparable 2015 nine month period. These decreases primarily resulted from the declines in revenue as described above. Total expenses (excluding interest, taxes, depreciation and amortization expenses) grew by 13.1% and 9.6% in the three and nine months ended September 30, 2016. Expense increases are a result of increased employment related costs and rent related costs as more fully described in “—Results of Operations,” included in this quarterly report on Form 10-Q. One significant factor affecting our 2016 expenses relates to an increase in total rent expense of $781,000 and $1,208,000 in the three and nine months ended September 30, 2016, respectively, over the corresponding 2015 periods. These amounts reflect the increase in both the square footage being leased and the higher price per square foot, and includes the effect of overlapping leases from the duplication of rent and other occupancy costs (aggregating approximately $442,000 and $586,000 in the three and nine months ended September 30, 2016, respectively), which has contributed to the reduction in our EBITDA margins in those periods.

Consolidated Adjusted EBITDA for the three months ended September 30, 2016 was $2,959,000, a decrease of $(1,332,000), or (31.0)%, from the third quarter 2015 amount. Consolidated Adjusted EBITDA for the nine months ended September 30, 2016 was $11,239,000, a decrease of $(2,313,000), or (17.1)%, from the comparable 2015 nine month period. The decrease in consolidated Adjusted EBITDA reflects the revenue and Reis Services EBITDA decreases discussed above. The consolidated Adjusted EBITDA margins were 25.6% and 31.2% for the three and nine months ended September 30, 2016.

The Company continues to make significant investments in our business, including our core Reis SE platform and in our portfolio analytics offering. As a result of these initiatives, our employee headcount has increased throughout 2016 across all departments and this growth has included strategic hires in sales and operations. The pace of our database and website enhancements has accelerated in 2016 and we remain committed to a rigorous schedule of product development during the remainder of the year. These prudent investments will further the differentiation between Reis and other U.S. commercial real estate market information providers. As previously stated in the “— Management Summary” section of Item 7. of our annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 3, 2016, continuing investments and occupancy related costs will negatively impact our annual Reis Services EBITDA and consolidated Adjusted EBITDA growth rates for 2016 and cause temporary declines in our Reis Services EBITDA and consolidated Adjusted EBITDA margins in 2016. We believe that any declines will be temporary as we expect that these investments will result in additional revenue growth opportunities and margin expansion for Reis in 2017.

Trends

During 2016, Reis’s growth rates have been temporarily interrupted, primarily from the challenging comparable reporting periods described above. Management continues to utilize 2016 as a year of substantial investment in both personnel and product. The investments in technology and personnel have been necessary to deepen and broaden our market coverage. We have added senior management talent in both operations and sales to accelerate profitability and our growth initiatives. The investments in and enhancements to our products in 2016 are a direct response to the needs of our subscribers and to maintain and expand Reis’s competitive advantage in the marketplace. However, the remainder of 2016 is expected to continue to be a difficult comparison year against 2015.

Reis has been very active in protecting its intellectual property by pursuing firms and individuals who had previously gained unauthorized access to our services. As a result of these compliance procedures, the Company has been able to generate revenue either through one-time settlement payments or by signing up the offending firm or individual to an annual or multi-year Reis SE subscription. Reis’s 2016 revenue and EBITDA growth rates have been constrained by a reduction in the dollar value of contract signings related to violations of our intellectual property rights, particularly related to one-time settlements. The declines in the size of contracts from the 2015 levels and fewer settlements are a direct result of resolving much of the backlog of instances involving older and longer periods of non-compliance which had greater dollar values associated with the larger volume of unlicensed usage. Nonetheless, in the course of doing business, commercial real estate professionals may gain access to Reis data without being subject to a subscription agreement or in an authorized manner. This activity is being promptly addressed by Reis’s compliance unit and creates new recurring revenue opportunities and, if appropriate, settlements that have been typically smaller in 2016 than in 2015.

Another factor in the reduction of 2016’s revenue growth rate has been the slower than anticipated pace of sales of custom data deliverables to our existing banking clients. The Company has developed a strong sales pipeline, typically to support the internal quantitative modeling needs of banks, but the sales cycle is longer as it involves executives from risk management, financial reporting and the commercial real estate groups. Wins thus far in 2016 have been limited; however, with the continuing pressure being applied by regulators on banking institutions, subscription-based data deliverables and portfolio analytics are key tools necessary for these institutions to meet their evaluation and reporting obligations. As we exit 2016 and enter 2017 we expect that the marketing of these services will generate incremental revenue and EBITDA growth.

Consistent with the trend over the past many years, contract signings (both for new business and renewals) will be weighted to the second half of the year and in particular to the fourth quarter. Over the past six years, approximately 33% to 38% of contract signings have occurred in the fourth quarter. Management believes that with the product enhancement releases that have occurred thus far in 2016 and imminent additional releases, we will be able to capture additional market share and position Reis for a return to revenue and EBITDA growth in 2017.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$466
Income tax expense			297

Income (loss) before income taxes and discontinued operations	$1,692	$(929)	763
Add back:
Depreciation and amortization expense	1,647	1	1,648
Interest expense, net	24	—	24

EBITDA	3,363	(928)	2,435
Add back:
Stock based compensation expense	—	524	524

Adjusted EBITDA	$3,363	$(404)	$2,959

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$1,508
Income tax expense			920

Income (loss) before income taxes and discontinued operations	$3,498	$(1,070)	2,428
Add back:
Depreciation and amortization expense	1,395	2	1,397
Interest expense, net	17	—	17

EBITDA	4,910	(1,068)	3,842
Add back:
Stock based compensation expense	—	449	449

Adjusted EBITDA	$4,910	$(619)	$4,291

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$3,011
Income tax expense			1,864

Income (loss) before income taxes and discontinued operations	$8,094	$(3,219)	4,875
Add back:
Depreciation and amortization expense	4,719	6	4,725
Interest expense, net	59	—	59

EBITDA	12,872	(3,213)	9,659
Add back:
Stock based compensation expense	—	1,580	1,580

Adjusted EBITDA	$12,872	$(1,633)	$11,239

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2015	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$5,729
Income tax expense			2,315

Income (loss) before income taxes and discontinued operations	$11,434	$(3,390)	8,044
Add back:
Depreciation and amortization expense	4,105	7	4,112
Interest expense, net	58	—	58

EBITDA	15,597	(3,383)	12,214
Add back:
Stock based compensation expense	—	1,338	1,338

Adjusted EBITDA	$15,597	$(2,045)	$13,552

(A)

Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations are excluded from these reconciliations for all periods presented.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2016 and 2015

Subscription revenues and related cost of sales were approximately $11,538,000 and $2,926,000, respectively, for the three months ended September 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $8,612,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $761,000 during this period. Subscription revenues and related cost of sales were approximately $12,137,000 and $2,364,000, respectively, for the three months ended September 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $9,773,000. Amortization expense included in cost of sales was approximately $541,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $562,000 resulted from greater employment related costs, specifically from hiring during 2015 and the first nine months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $342,000 and a $220,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $2,890,000 and $2,804,000 for the three months ended September 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $233,000 and $237,000 during the three months ended September 30, 2016 and 2015, respectively. The net increase in sales and marketing expenses between the two periods of approximately $86,000 resulted from greater employment related costs from hiring during 2015 and the first nine months of 2016, coupled with higher benefit costs than in the 2015 period, offset by lower commission expense and lower performance based bonus accruals in the 2016 period.

Product development expenses were approximately $1,001,000 and $926,000 for the three months ended September 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $475,000 and $436,000 during the three months ended September 30, 2016 and 2015, respectively. Product development costs increased $75,000, primarily due to a $39,000 increase in amortization expense, and a $36,000 increase in employment related costs from hiring during 2015 and the first nine months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period.

General and administrative expenses of approximately $3,934,000 for the three months ended September 30, 2016 included current period expenses of approximately $3,230,000, depreciation and amortization expense of approximately $180,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $524,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $3,598,000 for the three months ended September 30, 2015 included current period expenses of approximately $2,966,000, depreciation and amortization expense of approximately $183,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $449,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $264,000 was influenced by increased occupancy related costs from the office space expansion (approximately $781,000) and increased employment related costs and other general expenses (approximately

$48,000), offset by lower performance based bonus accruals (approximately $447,000) and decreases for legal fees (approximately $118,000) in the period.

Interest expense of $29,000 and $28,000 for the three months ended September 30, 2016 and 2015, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended September 30, 2016 or 2015.

Income tax expense of $297,000 for continuing operations during the three months ended September 30, 2016 reflected current Federal AMT of $8,000, deferred Federal tax expense of $245,000 and deferred state and local tax expense of $93,000, offset by a current state and local tax benefit of $49,000. Income tax expense of $920,000 for continuing operations during the three months ended September 30, 2015 reflected deferred Federal tax expense of $761,000, current state and local tax expense of $39,000, $52,000 of current Federal AMT, and deferred state and local tax expense of $68,000.

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

Comparison of the Results of Operations for the Nine Months Ended September 30, 2016 and 2015

Subscription revenues and related cost of sales were approximately $35,976,000 and $7,882,000, respectively, for the nine months ended September 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $28,094,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,031,000 during this period. Subscription revenues and related cost of sales were approximately $36,684,000 and $6,684,000, respectively, for the nine months ended September 30, 2015, which resulted in a gross profit for the Reis Services segment of approximately $30,000,000. Amortization expense included in cost of sales was approximately $1,530,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $1,198,000 resulted from greater employment related costs, specifically from hiring during 2015 and the first nine months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $697,000 and a $501,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $8,583,000 and $8,918,000 for the nine months ended September 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $702,000 and $713,000 during the nine months ended September 30, 2016 and 2015, respectively. The decrease in sales and marketing expenses between the two periods of approximately $335,000 resulted from lower commission expense from the large custom data sale in the 2015 period (with no corresponding sale in the 2016 period) and lower performance based bonus accruals in the 2016 period.

Product development expenses were approximately $3,022,000 and $2,678,000 for the nine months ended September 30, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,397,000 and $1,320,000 during the nine months ended September 30, 2016 and 2015, respectively. Product development costs increased $344,000, primarily due to increased employment related costs from hiring during 2015 and the first nine months of 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $267,000 and a $77,000 increase in amortization expense.

General and administrative expenses of approximately $11,555,000 for the nine months ended September 30, 2016 included current period expenses of approximately $9,379,000, depreciation and amortization expense of approximately $596,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,580,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $10,302,000 for the nine months ended September 30, 2015 included current period expenses of approximately $8,415,000, depreciation and amortization expense of approximately $549,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,338,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $964,000 was influenced by increased occupancy related costs from the office space expansion (approximately $1,208,000), increases for legal fees (approximately $467,000) and increased employment related costs and other general expenses (approximately $290,000), offset by lower performance based bonus accruals in the period (approximately $1,001,000).

Interest expense of $78,000 and $84,000 for the nine months ended September 30, 2016 and 2015, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during the nine months ended September 30, 2016 or 2015.

Income tax expense of $1,864,000 for continuing operations during the nine months ended September 30, 2016 reflected current Federal AMT of $149,000, current state and local tax expense of $111,000, deferred Federal tax expense of $1,490,000 and deferred state and local tax expense of $114,000. Income tax expense of $2,315,000 for continuing operations during the nine months ended September 30, 2015 reflected deferred Federal tax expense of $2,527,000, current state and local tax expense of $135,000 and $135,000 of current Federal AMT, offset by a deferred state and local tax benefit of $482,000. The deferred state and local tax benefit reflected a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period.

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

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $25,161,000 at September 30, 2016, a decrease of $(3,497,000) from the December 31, 2015 balance of approximately $28,658,000. Although the Company had cash flows provided by its operating activities of $12,435,000, the Company’s cash position decreased as a result of making investments in its websites and databases of $6,568,000, spending on tenant improvements and furniture, fixtures and equipment associated with the new office spaces of approximately $2,466,000, paying aggregate dividends of approximately $5,813,000 in the nine months ended September 30, 2016, utilizing approximately $701,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2016 and repurchasing approximately $358,000 of the Company’s common stock since the commencement of the repurchase program on August 30, 2016.

At September 30, 2016, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including a further increase in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; tenant improvements and related spending for new corporate headquarters space; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at September 30, 2016, approximately $4,642,000 remained available to be purchased under our current authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock. Certain additional costs associated with the buildout of the new corporate headquarters will be funded by the landlord.

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

The Company has NOLs that it expects to utilize against future Federal, state and local taxable income. The use of certain NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxable income in excess of the limitation will be subject to tax. Tax payments related to 2016 are expected to be for state and local taxes based on income, in excess of limitation amounts, Federal AMT, and tax on capital.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase additional shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2016, or thereafter.

The Company declared and paid a quarterly dividend of $0.14 per common share for all four quarters of 2015 and increased the dividend declared and paid in the first, second and third quarters of 2016 to $0.17 per common share. Dividends paid by the Company aggregated $5,813,000 and $4,750,000 for the nine months ended September 30, 2016 and 2015, respectively.

Issuer Purchases and Equity Securities

On August 30, 2016, the Company’s Board of Directors authorized a repurchase program of shares of the Company’s common stock up to an aggregate of $5,000,000. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During both the three and nine months ended September 30, 2016, the Company purchased an aggregate of 18,127 shares of common stock, at an average price of $19.75 per share, leaving approximately $4,642,000 at September 30, 2016 that may be used to purchase additional shares under the program. Cumulatively, the Company repurchased approximately 0.2% of the common shares outstanding at the time of the Board’s initial authorization on August 30, 2016. During the year ended December 31, 2015, the Company did not repurchase any shares of its common stock.

Changes in Cash Flows

Cash flows for the nine months ended September 30, 2016 and 2015 are summarized as follows:

	For the Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$12,434,967	$17,842,160
Net cash (used in) investing activities	(9,032,204)	(4,002,112)
Net cash (used in) financing activities	(6,900,076)	(5,626,462)

Net (decrease) increase in cash and cash equivalents	$(3,497,313)	$8,213,586

Net cash provided by operating activities decreased $(5,407,000) from $17,842,000 provided in the 2015 period to $12,435,000 provided in the 2016 period. This decrease was primarily the result of decreased operating cash flow of $(2,873,000) from the Reis Services segment from $18,444,000 provided in the 2015 period to $15,571,000 provided in the 2016 period (due to declines in revenue, EBITDA and deferred revenue as described elsewhere herein), as well as the impact of net cash provided from discontinued operations due to the collection of $2,764,000 of litigation recoveries in the 2015 period with no 2016 equivalent.

Net cash used in investing activities increased $5,030,000 from $4,002,000 used in the 2015 period to $9,032,000 used in the 2016 period. This change resulted primarily from a $2,219,000 increase in spending on leasehold improvements and purchases of furniture, fixtures and equipment in the 2016 period for office space expansion, coupled with a $2,813,000 increase of cash invested in our website and databases for continuing product development initiatives.

Net cash used in financing activities were $6,900,000 and $5,626,000 in the 2016 and 2015 periods, respectively. The 2016 period includes approximately $5,813,000 for dividends declared and paid in the nine months ended September 30, 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs, $181,000 of deferred financing costs related to the expansion and extension of the Revolver and $358,000 to repurchase shares of the Company’s common stock, offset by proceeds received from employees for option exercises of $153,000. The 2015 period includes approximately $4,750,000 for dividends declared and paid in the nine months ended September 30, 2015, $993,000 used to settle minimum employee withholding tax obligations on vested RSUs and $89,000 related to costs incurred in connection with the shelf registration statement filed in the second quarter of 2015, offset by proceeds received from employees for option exercises of $206,000.

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

At September 30, 2016 and December 31, 2015, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and nine months ended September 30, 2016 and throughout 2015, the Company did not have any interest rate caps. No debt was outstanding at September 30, 2016 and December 31, 2015. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

Item 4. Controls and Procedures.

As of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2016 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On August 30, 2016, the Company’s Board of Directors authorized a repurchase program of shares of the Company’s common stock up to an aggregate of $5,000,000. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the third quarter of 2016, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

July 1, 2016 to July 31, 2016	—	$—	—	$—
August 1, 2016 to August 31, 2016	9,298	$19.58	9,298	$4,818,000
September 1, 2016 to September 30, 2016	8,829	$19.93	8,829	$4,642,000

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On November 3, 2016, Reis Services entered into an amendment to the Revolver with Capital One (the “First Amendment”) to (i) permit repurchases of shares of the Company’s common stock up to an aggregate of $5,000,000 pursuant to the repurchase program authorized by the Company’s Board of Directors on August 30, 2016 and (ii) exclude any cash payments made in connection with the share repurchase program from the calculation of a financial covenant in the Revolver. The description of First Amendment is qualified in its entirety by reference to the text of the First Amendment filed as Exhibit 10.1 to this Report.

Item 6. Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description
10.1	First Amendment to Amended and Restated Revolving Loan and Security Agreement, dated as of November 3, 2016, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as Lender.
31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Date: November 8, 2016