Form 10-K
period 2016-12-31
Reis, Inc.
filed 2017-03-09
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $228,000,000 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2016. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The number of the Registrant’s shares of common stock outstanding was 11,482,697 as of February 24, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2017 annual stockholders’ meeting are incorporated by reference into Part III of this annual report on Form 10-K.

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

Product Overview

The Company’s product portfolio features: Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises; ReisReports, aimed at prosumers and smaller enterprises; and Reis Portfolio CRE and other portfolio support products and services, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations. Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings and property valuation estimates. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Industry Dynamics

The U.S. commercial real estate market (“CRE”) is a multi-trillion dollar asset class; most forecasters expect a relatively healthy outlook for 2017 and beyond.1 Unrest in global economics and politics have strengthened investor preferences for the U.S. CRE market as a relatively safe haven. The Brexit vote in June 2016 caused uncertainty in Europe, and major Asian markets like China and Japan are still dealing with relatively slow economic growth. U.S. 10-year Treasury yields experienced volatility throughout the year, reaching a low of 1.37% in early July following the turmoil of Brexit, but spiked to as high as 2.6% in the month following the November 8, 2016 election. We believe global and political uncertainty should continue to drive international capital flows into the U.S., and as both foreign and domestic investors seek yield that they will consider income producing real estate as an attractive alternative.

The International Monetary Fund expects the global economy to grow faster over the next two years, relative to the “lackluster outturn in 2016.”2 While there is uncertainty around whether the incoming U.S. administration will implement new policies, following the election, equity markets reacted positively to the expectation of business-friendly changes to tax, trade and infrastructure policies. As of the first half of 2016, Chinese investment in U.S. CRE grew by 19 percent year-over-year. If this is considered a harbinger of how other foreign countries will view the asset class, then 2017 could potentially attract at least as much foreign capital as the prior year.

1 “Emerging Trends in Real Estate: United States and Canada,” Urban Land Institute, 2017.

2 http://www.imf.org/external/pubs/ft/weo/2017/update/01/

Institutions are preparing for possible cyclical weakness in selected multifamily, office and retail markets. As a result, investors have begun to allocate funds to CRE asset classes such as self-storage, student housing, seniors housing, and manufactured housing.1 The mixed economic outlook going forward and uncertainty with regard to the new U.S. administration’s economic policies suggest that CRE professionals will have a heightened need to monitor market conditions for both portfolio and transactional purposes. Reis’s suite of products and services are uniquely positioned to be responsive to this increased focus on market trends and forecasts.

Demand for Data and Analytical Tools

CRE professionals have historically lacked the data and analytical tools available to their peers in other asset classes. With changes in the regulatory climate and other post-recession reforms, as well as the continuing need to make well informed decisions, the demand for thorough and accurate CRE data has increased rapidly.

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

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on (1) property performance, (2) new construction and (3) sales transactions. The significant characteristics of the Reis databases include:

1 https://www.pwc.com/us/en/asset-management/real-estate/assets/pwc-emerging-trends-in-real-estate-2017.pdf

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

•	History - up to 37 years of data through multiple cycles of economic/market peaks and troughs; and

•

Frequency - market and submarket reports available quarterly, monthly, or for certain apartment reports, daily, and sales comparables and new construction information updated on daily and weekly schedules.

The following table lists the number of metropolitan markets for each of the nine types of commercial real estate covered by Reis in the property performance database and new construction database:

	December 31,	December 31,
	2016	2015
Apartment (A)	275	275
Office (A)	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	110
Student housing	200	200
Affordable housing (B)	45	—

(A) In March and June 2016, Reis enhanced its apartment and office coverage, respectively, with market reports that include new features, structural details and comparative performance analytics.
(B) In February 2017, the number of affordable housing markets was expanded by 65 to 110 markets.

Reis’s long-standing relationships with thousands of data sources, including building owners, property managers and agents, represent a unique and highly valuable asset that benefits from decades of investment. The Company is recognized by the industry and the business and trade press as the premier source of objective, timely and granular market information, a reputation attributable to two key factors: (1) Reis is viewed as independent as it does not compete as a broker in the listings space; and (2) Reis information is used by owners and managers in the underwriting, due diligence and marketing of properties, mortgages and real estate backed securities at both the single asset and portfolio levels.

Property Performance Dababase

Reis is continually expanding its property level and market coverage by geography and property type. In August 2016, Reis introduced coverage on its ninth property type, affordable housing, with information on 176 counties in 45 metropolitan areas and as of February 2017, expanded coverage of this property type to include information on 256 counties in 110 metropolitan areas. In addition, in 2017, Reis expects to enhance its market reports in all sectors consistent with many of the enhancements made in March 2016 to its apartment market reports and in June 2016 to its office market reports. These enhancements include licensed photographs, sector-specific details, contact information, effective rent at the property level, sales transaction history, and numerous illustrative charts and graphs, all to fortify Reis’s position as the preferred source for comparables information among all real estate professionals involved in buying, selling, leasing, or managing real estate assets. Reis expects to add similar details to property level reports in other sectors, while also introducing high level analytical modules that take a broader perspective across markets and geographies. In July 2016, Reis moved to daily reporting of apartment rent and other property information in its popular “Apartment Rent Comparables” report. Further development plans for 2017 include a module that will allow portfolio managers and C-level executives to look for market opportunities based on Reis’s forecasts at the market and submarket level.

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

New Construction Database

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

Sales Transactions Database

In September 2016, Reis expanded its commercial real estate sales transactions database including virtually all U.S. markets and property types, regardless of geography or sector. The new offering is expected to appeal to mortgage and property originators and underwriters, brokers and appraisers, and any other real estate professionals seeking the most comprehensive database of CRE transactions to source deals, search for related business, or conduct due diligence. Reis’s sales transactions database includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available, as well as other desirable datapoints and licensed photographs.

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

Reis SE

Reis SE (or sometimes referred to as “Reis Subscriber Edition”), available at www.reis.com, is the Company’s flagship product, designed to assist in market research, due diligence and support of commercial real estate transactions, including loan originations, underwriting, acquisitions, risk assessment (such as loan loss reserves and impairment analyses), portfolio monitoring, asset management and appraisal. Reports are retrievable by street address, property type (apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing) or on the market/submarket level and are available as full color, presentation quality documents or in spreadsheet formats.

Key features of Reis SE include:

•

Market Reports - On a monthly basis, Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing property types in up to 275 metropolitan areas and approximately 7,600 discrete market areas and segments.

•

Rent Comparables - Based on a user specified area, Reis supplies property level performance data such as rents and vacancies, as well as comparable group summary statistics, including concessions, operating expenses and lease terms.

•

Sales Comparables - Reis maintains a sales transactions database including virtually all U.S. markets and property types. The database captures key information on each transaction, such as buyer, seller, purchase price, capitalization rate and financing details, where available.

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

Reis Portfolio CRE and Other Portfolio Support Products and Services

Reis Portfolio CRE enables clients to quickly and thoroughly assess portfolio risks and opportunities by integrating client loan and property information with Reis property and submarket data which is processed through a credit model. The solution is delivered in a web-based, visually engaging interface. Reis Portfolio CRE is targeted to both debt and equity capital providers active in U.S. commercial real estate and, specifically, to banks with significant CRE loan exposure.

As a loan-level analysis and surveillance platform, Reis Portfolio CRE enables property valuation, credit analysis, stress testing, benchmarking and portfolio pricing. In addition to providing credit default metrics such as expected losses and probabilities of default at the loan and portfolio levels, outputs include forecasted collateral operating incomes and values under multiple economic scenarios. These features allow clients to integrate internal data to create customizable scenario forecasts to meet regulatory stress testing requirements, set loan loss reserves and monitor their collateral.

The Reis Portfolio CRE platform is intended for both large and small lending institutions, Commercial Mortgage Backed Security, or CMBS, investors and equity investors, among others. Reis Portfolio CRE has been designed in a modular fashion that allows banks of varying asset sizes to select the applications and price points most appropriate to the scale of their CRE portfolios.

The Company has been able to assist financial institutions (during 2016 and in prior years) in the evaluation of their CRE loan portfolios through other means besides Reis Portfolio CRE, including custom data deliverables and providing data clean-up, advisory and other consulting services. Reis stands ready to assist all client and non-client financial services firms and other real estate professionals however they need information or services.

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

•	annual and multi-year subscriptions to Reis Portfolio CRE typically ranging in price from the low tens of thousands of dollars into the hundreds of thousands of dollars;

•	capped Reis SE subscriptions typically ranging in price from $1,000 to $25,000, allowing clients to download a fixed retail value of reports over a period of up to twelve months;

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

Reis’s revenue model is based primarily on annual subscriptions that are paid in accordance with contractual billing terms. Reis recognizes revenue from its subscription contracts on a ratable basis; for example, one-twelfth of the value of a one-year contract is recognized monthly. In the case of custom data deliverables, revenue is recognized upon completion and delivery to the customers, provided that no significant Company obligations remain.

Subscribers

Reis enters into contracts with customers for all of its subscription based products and services. A subscribing entity may have one or many users entitled to access Reis SE. Nearly all of our Reis Portfolio CRE subscribers are also Reis SE subscribers. These numbers do not include users who pay for individual reports by credit card or users of information available on third party platforms through our data redistribution relationships.

The vast majority of the Company’s largest subscribers have utilized Reis’s core product for many years and have represented a stable user and revenue base. Subscribers include banking institutions, property owners, brokers, lessors, builders, REITs, pension funds, insurance companies, developers, commercial banks, non-bank lenders, equity investors, appraisers, accountants, consultants, academia, and government institutions. At December 31, 2016, approximately 83% of Reis SE customers (based on total customer dollars) are debt and equity capital providers, with banks and other financial institutions comprising approximately 56% and investment funds and equity owners comprising approximately 27%; service providers account for the remaining 17%.

Customer Service and Training

Reis focuses intensively on proactive training and customer support. Reis’s customer service team offers customized on-site training and web-based and telephonic support, as well as weekly web-based training seminars open to all Reis SE subscribers. The corporate training team also visits with a large proportion of Reis SE subscribers on an ongoing basis. Additional points of subscriber contact include mid-year service reviews, a web-based subscriber feedback program and account manager visits. All of these contacts are used to assist subscribers with their utilization of Reis SE and identify opportunities for product adoption and increased usage and to solicit subscriber input for future product enhancements. Similarly, support and training are available to our ReisReports and Reis Portfolio CRE subscribers.

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

We also protect the secrecy of our proprietary databases, our trade secrets and our proprietary information through confidentiality and non-competition agreements with our employees, vendors and consultants. Our services also include technical measures designed to detect unauthorized copying of our intellectual property. The Company’s compliance department monitors usage to ensure that all client usage is consistent with the terms of its contract and has created analytic and other forensic tools to identify unauthorized access to Reis SE as a result of password migration and sharing. From time to time the Company has and may take legal action to enforce our intellectual property and proprietary rights.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the market information needs of U.S. commercial real estate investors and lenders. Reis competes directly and indirectly for subscribers with online services or websites targeted to commercial real estate professionals such as CoStar Group, Inc. (or “CoStar”) (including its Apartments.com, Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Inc., Xceligent, CBRE Econometric Advisors, and Moody’s Analytics, Inc., as well as with various local and regional data providers covering selected markets and in-house real estate research departments. Another source of information has been market reports published by brokerage firms, although the promotional nature of many of these publications and their irregular publishing schedule make them less reliable as an ongoing resource for many CRE practitioners.

Discontinued Operations – Residential Development Activities

Prior to May 2007, the name of the Company was Wellsford Real Properties, Inc. (“Wellsford”). Wellsford, which was originally formed on January 8, 1997, acquired the Reis Services business by merger in May 2007 (the “Merger”). Wellsford’s primary operating activities immediately prior to the Merger, and conducted through its subsidiaries, were the development, construction and sale of three residential projects and its approximate 23% ownership interest in the Reis Services business. The Company completed the sale of the remaining residential units and homes at its projects or divested of the remaining residential projects in bulk sales by

April 2011. In 2012, the Company settled construction defect litigation at its Colorado project, and in 2015 finalized its efforts to recover funds from other responsible parties as more fully described in Note 3 of the consolidated financial statements, included in this annual report on Form 10-K.

The Residential Development Activities, including certain general and administrative costs that supported the related operations, were presented as a discontinued operation for 2015 and 2014 and are presented in the Other segment. Discontinued operations were completed as of December 31, 2015; therefore there were no discontinued operations activities during the year ended December 31, 2016.

Corporate Information

The Company’s executive offices are located at 1185 Avenue of the Americas, 30th Floor, New York, New York 10036; telephone: (212) 921-1122; website: www.reis.com; email: investorrelations@reis.com. Please note that information on the Company’s website is not part of this annual report on Form 10-K.

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

The Company had 289 full-time employees as of December 31, 2016.

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

•

statements relating to business prospects, potential acquisitions, sources and uses of cash, revenue, expenses, margins, income (loss) from continuing or discontinued operations, cash flows, renewal rates, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA (as defined below), Adjusted EBITDA (as defined below) and Aggregate Revenue Under Contract (as defined below); and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

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

We must acquire new subscribers and expand our business with our current subscribers in order to grow our business. Our ability to grow our business will be adversely impacted to the extent that current subscribers reduce or discontinue the use of our products and websites, including Reis SE, Reis Portfolio CRE and ReisReports, or if we are unable to locate and have prospects subscribe to Reis SE, Reis Portfolio CRE and ReisReports. This may occur due to budgetary constraints or if our product offering is less competitive with those of other companies in our industry.

Our base renewal rates (renewal rates, excluding price increases) were 81.6% and 87.5% for the trailing twelve months (“TTM”) ended December 31, 2016 and 2015, respectively, and the renewal rate, including price increases, was 85.7% and 91.9% for the TTM ended December 31, 2016 and 2015, respectively. Reis’s 2016 TTM renewal rates were negatively impacted by the cancellation of contracts (most significantly in the 2016 second quarter) signed in 2014 and 2015 associated with Reis’s intellectual property (“IP”) compliance initiatives, from customer losses from subscribers that exited the CRE business and from aggressive repricing on contract expirations. Operationally, management has taken steps to reverse this downward renewal rate trend, including revising pricing policies, increasing sales resources for maintaining existing customer relationships in local markets and improving the onboarding process for newly contracted IP infringement related accounts (see Item 7 for more information on renewal rates).

There can be no assurance that we will be successful in continuing to identify and sell to additional subscribers, expand business from our existing subscribers, regain non-renewing customers, or adopt policies or operational practices that will either maintain or increase our renewal rates.

Our revenues are concentrated among certain key subscribers.

The largest individual subscriber accounted for 6.3% and 10.6% of our total revenue for the years ended December 31, 2016 and 2015, respectively. The 2016 and 2015 revenue from our largest individual subscriber atypically included significant amounts of revenue from custom data deliverables, data clean-up and advisory and consulting services, as more fully described elsewhere in this annual report on Form 10-K. If we were to experience a reduction or loss of business from a number of our largest subscribers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our profitability, financial condition and cash flows. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations among our subscribers and potential subscribers and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our subscribers and potential subscribers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

The market for information, analytics and decision support services in general is highly competitive and rapidly changing. We compete with (1) local companies that offer commercial real estate research with respect to their specific geographic areas and (2) national companies that offer national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including its Apartments.com, Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Xceligent, CBRE Econometric Advisors and Moody’s. Some of our competitors, either alone or with affiliated entities, may have greater name recognition, larger subscriber bases or greater financial, technical or marketing resources than we have. Future competition may come from large digital enterprises seeking to enter the CRE information space. These enterprises could have access to significantly more capital and technical expertise than Reis. At the same time, current and future competitors may seek to employ new technologies and approaches. Such innovations could potentially reduce the cost of data collection and analytics and improve the frequency and accuracy of CRE market information. Reis is also currently developing and completing emerging technologies to advance its data collection programs, improve products, and reduce costs; however, there can be no assurance that these efforts will be successful. In addition, some current or future competitors may be able to undertake more effective marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees and business partners. Competition could negatively impact our revenues, profitability, financial condition and cash flows.

We may not be able to maintain Reis Services’s historical rates of growth in revenues or EBITDA. In addition, multi-year contracts may negatively impact our growth rates.

During 2016, Reis Services did not have total revenue or EBITDA growth on an annual basis over 2015. However, historically, Reis Services has experienced revenue and EBITDA growth (we define EBITDA as earnings (income (loss) from continuing operations), before interest, taxes, depreciation and amortization). Annual total revenue grew by 11.2% from 2012 to 2013, by 19.0% from 2013 to 2014, and by 23.1% from 2014 to 2015. The fourth quarter and annual 2015 total revenue was the highest quarterly and annual revenue in the Company’s history. There can be no assurance that our revenues will continue to grow at or in excess of the actual growth pace from 2012 to 2015, on a consecutive quarter basis, on a year-over-year basis, or at all in the future.

Reis Services’s annual EBITDA grew by 12.1% from 2012 to 2013, by 17.8% from 2013 to 2014, and by 31.0% from 2014 to 2015. Expenses will increase in the future, including expenses for content maintenance, sales, marketing and product development, with the expectation that these expense increases will drive future revenue growth; however, such additional expenses could result in reduced margins or profitability, or negatively impact liquidity in the near term, and if not successful, may negatively impact margins, profitability and liquidity in the long term. There can be no assurance that future EBITDA or Adjusted EBITDA for the Reis Services segment, or on a consolidated basis will continue to grow at or in excess of the actual growth pace from 2012 to 2015, on a consecutive quarter basis, on a year-over-year basis, or at all. There can be no assurance that we will be able to maintain or expand our EBITDA or EBITDA margins for the Reis Services segment, or on a consolidated basis, in the future. EBITDA and Adjusted EBITDA are non-GAAP financial measures within the meaning of the rules and regulations of the SEC. See Item 7 for reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP measure, income from continuing operations, for both the Reis Services segment and on a consolidated basis.

Management has disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The Company recognized significant revenue in the second and fourth quarters of 2015 for custom data deliverables, as well as custom portfolio and advisory services, for one of our existing Reis SE subscribers aggregating approximately $4,519,000 in 2015 (which is included in other revenue for 2015). These contracts called for a substantial volume of highly granular market, submarket and comparables data, as well as a one-time custom analysis of the institution’s commercial real estate portfolio. An additional delivery was made to this customer in February 2016 for which the Company recognized $1,200,000 as other revenue, positively impacting results for the first quarter of 2016. Although the Company believes that there could be additional opportunities to assist client and non-client financial services firms and other real estate investors with evaluating the health of their real estate portfolios, there can be no assurance that subscribers will have demand for one-time custom data deliverables, and portfolio and advisory services.

Over the past few years, Reis has made a concerted effort to encourage multi-year contracts, when appropriate, with terms of two or three years, and in some cases, four years. Securing customers into contracts greater than 12 months allows for a stable revenue base and increased revenue visibility (as measured by our level of reported deferred revenue and a related non-GAAP metric management utilizes which is referred to as Aggregate Revenue Under Contract (see Item 7 for more information on this performance metric)) and increased cash flow visibility, positively impacts our renewal rates and allows for a better allocation of account management and other personnel resources. However, multi-year subscriptions mute our revenue growth rates after the first year of the subscription. For our subscription products we recognize revenue ratably over the related contractual period. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. On any given multi-year contract, the biggest revenue growth will be reflected in the 12 month period following a negotiated renewal, with no further revenue growth generated from that contract after the first year. Although our cash collection increases year-over-year, multi-year contracts have a flattening effect on our overall revenue growth rate. This would also similarly impact our EBITDA growth rates. As of December 31, 2016, approximately 38% of our customers are signed to a multi-year deal.

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

Our business and the commercial real estate industry are sensitive to trends in the general economy and trends in local, regional and national commercial real estate markets, which are unpredictable. Therefore, our operating results, to the extent they reflect changes in the broader commercial real estate industry, may be subject to significant fluctuations. A number of factors could have an effect on our revenue, expenses, profitability or cash flows, such as:

•	periods of economic slowdown or recession in the U.S., locally or globally;

•	budgetary and financial burdens on our subscribers and potential subscribers;

•	mergers, acquisitions, failures or government takeovers of our subscribers and potential subscribers;

•	governmental intervention in economic policy;

•	inflation or deflation;

•	flows of capital into or out of real estate investment in the U.S. or various regions of the U.S.;

•	changes to the manner in which transactions are financed;

•	changes in the risk profile of real estate assets and collateral for financings;

•	changes or consolidation in the real estate industry;

•	changes in levels of rent, absorption, leasing activity or appreciation of asset values;

•	changes in interest rates;

•	changes in, and the potential reform of, tax and accounting policies;

•	changes in the cost and availability of capital;

•	changes in regulatory requirements, laws, policies and other regulatory developments;

•	lower consumer confidence;

•	wage and salary levels;

•	war, terrorist attacks or natural disasters; or

•	the public perception that any of these events or conditions may occur.

If our subscribers choose not to use Reis SE, Reis Portfolio CRE or ReisReports because of any of these factors, and we are not successful in attracting new subscribers, our revenues, expenses, EBITDA, margins, profitability, cash flows and/or stock price could be negatively affected.

Our success depends on our ability to introduce new or upgraded services or products.

To continue to attract new subscribers and renew our existing subscribers, we may need to introduce new products or services. The need for new products and services may be in response to, or in anticipation of, changing or developing customer needs or preferences as well as to remain competitive with other providers of market information. We may choose to develop new products and services independently or to license or otherwise integrate content and data from or with third parties. The introduction of new products and services could impose costs on our business and require the use of resources, and there is no guarantee that we will continue to be able to access new content and technologies on commercially reasonable terms or at all. If subscribers or potential subscribers do not recognize the value of our new services or enhancements to existing services, our operating results could be negatively affected. We may incur significant costs and experience difficulties in developing and delivering these new or upgraded services or products.

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

During September 2015, Reis purchased the IP associated with the Reis Portfolio CRE platform. Revenue from Reis Portfolio CRE for contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription, compared to the Company’s 50% share of subscription value prior to the purchase of the Reis Portfolio CRE IP. After completion of the transaction, Reis owns all of the Reis Portfolio CRE IP, and will be solely responsible for any new functionality development, maintenance of the system and marketing and sales initiatives. Our operating results could be negatively affected if any of these efforts are not successful.

Our ReisReports and Reis Portfolio CRE offerings, or other future products, may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.

During 2017, we expect to continue our sales and marketing efforts in connection with certain initiatives, including our ReisReports and Reis Portfolio CRE product offerings, as well as potential new products expected to be introduced in 2017, which could result in increased expenses. If our costs for these efforts exceed our expectations, our profitability and financial position could be adversely affected. In addition, if we incur additional costs to expand these products and we are not successful in marketing or selling these expanded services, this could have an adverse effect on our financial position by increasing our expenses without increasing our revenues, impacting margins, profitability and cash flows.

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

Reis develops and maintains three highly curated, proprietary databases of U.S. commercial real estate. On an ongoing basis, Reis surveys and receives data from building owners, leasing agents and managers, as well as from multiple data sources. Nonetheless, we may be subject to legal liability for collecting, displaying or distributing information. We may also be subject to claims based on the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims.

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

Our revenues, expenses, operating results, margins, financial condition and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results, margins, financial condition and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

•	our ability to obtain new subscribers, retain existing subscribers and regain non-renewing subscribers;

•	the number and dollar amount of contracts that are multi-year;

•	changes in our marketing or other corporate strategies;

•	changes in our pricing strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	changes in the volume, timing or price of custom data deliverables;

•	costs related to acquisitions of businesses or technologies;

•	competition;

•	changes or consolidation in the real estate industry;

•	changes in subscriber budgets;

•	changes in regulatory requirements, laws, policies and other regulatory developments;

•	interest rate fluctuations;

•	inflation;

•	changes in accounting policies or practices; and

•	other factors outside of our control.

An impairment in the carrying value of goodwill or other intangible assets could negatively impact our consolidated results of operations.

Reis has $54,825,000 of goodwill at December 31, 2016, which is not an amortizable asset and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. In addition, the carrying amount of amortizable intangible assets at December 31, 2016 aggregated $17,922,000. There were no indications of impairment in any of the Company’s intangible assets or goodwill at December 31, 2016. If, in the future, a determination is made that the carrying amount of the Company’s goodwill or amortizable intangible assets is less than the fair value of the respective asset, the Company would record an impairment charge in accordance with the applicable accounting literature. Any future impairment charge could negatively impact the Company’s results of operations, net worth, or the market price of our common stock.

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

Any potential changes in accounting and reporting policies or practices (such as changes in revenue recognition or lease accounting rules) could impact the timing of the recording of revenue or expenses, could increase expenses, and could reduce our revenue, income from continuing operations, net income, EBITDA and Adjusted EBITDA, which results may be independent of changes in our operations. These increases in expenses, in conjunction with reductions in reported revenue, income from continuing operations, net income, EBITDA and Adjusted EBITDA could cause our stock price to decline. The changes in accounting policies could also impact the Company’s balance sheet and certain balance sheet ratios.

Risks Related to Ownership of Our Common Stock, Our Capital Structure and Reis Generally

Our common stock is thinly traded; there may be little or no liquidity for shares of our common stock; and our Board of Directors may take actions with which you disagree, which affect the trading price of our common stock.

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

On August 30, 2016, the Company’s Board authorized a program to purchase up to an aggregate of $5,000,000 of the Company’s common stock. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods.

During the year ended December 31, 2016, the Company purchased an aggregate of 54,176 shares of common stock for approximately $1,144,000, or an average price of $21.11 per share, leaving approximately $3,856,000 at December 31, 2016 that may be used to purchase additional shares under the repurchase program in the future.

All future decisions regarding additional authorizations to repurchase stock will be at the discretion of our Board, will require authorization from the Board, and will be evaluated from time to time in light of the Company’s liquidity and anticipated cash needs, the price per share of our common stock, the number of shares of our common stock outstanding, applicable NASDAQ rules, debt covenant compliance requirements, applicable law and other factors deemed relevant. Amounts may be authorized by the Board whereby future purchases could be commenced or suspended at any time, or from time to time without notice. If we effect any such repurchases in the future, the liquidity of our common stock could be adversely affected due to the reduced number of shares that would be outstanding. In addition, a share repurchase program requires the payment of cash by Reis to stockholders, which could adversely impact our liquidity. If we effect a reverse stock split, there can be no assurance that the market price per share of our common stock after the reverse stock split will rise or remain constant in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015 and increased the dividends declared and paid to $0.17 per share for all four quarters of 2016. Dividends paid by the Company during 2016, 2015 and 2014 aggregated approximately $7,747,000, $6,338,000 and $3,698,000, respectively. On February 13, 2017, the Company announced that the next dividend is payable on March 15, 2017 at $0.17 per common share. Although we anticipate paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. If the Board were to declare a special dividend, or increase the regular quarterly dividend pay rate, the cash used for such a special dividend or dividend increase could adversely impact our liquidity. Conversely, if we were to reduce, or stop paying a quarterly dividend, it could result in a change in the investment profile of Reis and could cause certain stockholders with an investment criteria of investing in stocks that pay a dividend to sell our stock, potentially adversely affecting the market for and the market price of our common stock.

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

The named executive officers and directors of Reis in the aggregate beneficially owned approximately 23.2% of Reis’s outstanding common stock as of December 31, 2016. Of this total, Lloyd Lynford and Jonathan Garfield, each of whom is a founder, an executive officer and a director of the Company, beneficially owned 11.8% and 8.4%, respectively, at December 31, 2016. A significant concentration of share ownership may adversely affect the trading price of a company’s common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. A concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control might be seen as beneficial to other Reis stockholders.

Executive officers, directors and employees may sell shares of Reis stock.

Certain of our executive officers, directors and employees currently have in effect or may establish selling plans in accordance with the rules and regulations of the SEC. These selling plans may be utilized to provide such employees with a degree of financial diversification, estate and family planning, as well as to assist in satisfying certain tax or other financial obligations including, in connection with the vesting of restricted stock units (RSUs) or option exercises. In the fourth quarter of 2014, both Lloyd Lynford and Jonathan Garfield established selling plans under Rule 10b5-1 which were designed to comply with selling limitations under Rule 144. Those plans expired in the second quarter of 2015. Mr. Garfield established a new selling plan in the fourth quarter of 2015 which expired on May 6, 2016. William Sander, the President and Chief Operating Officer of Reis Services, has had selling plans under Rule 10b5-1 in place for a number of years. In connection with the June 2015 registration statement on Form S-3, Lloyd Lynford and Jonathan Garfield also registered their shares, making them eligible for inclusion in an offering by the Company or for sale in the open market, privately negotiated transactions or other transactions. As of the date of this annual report on Form 10-K, neither individual has sold any shares under this registration statement. Messrs. Lynford and Garfield may also sell shares from time to time (other than pursuant to this registration statement) under Rule 144 or another exemption from the SEC’s registration requirements. The market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of our officers or directors, or selling under the Form S-3 by Mr. Lynford and/or Mr. Garfield, perceiving that such selling or plans to sell represent a decline in management’s confidence about our prospects or that the parameters for and trading under a Rule 10b5-1 sales plan or off of the Form S-3 or other selling could cause downward pressure on our stock price.

Separately, stock options were granted to certain named executive officers and other employees in 2007, which are set to expire during 2017. The exercise of those options, like any other equity award vesting or exercise, will create dilution from the issuance of shares in settlement of the exercised options and could exert downward pressure on the Company’s stock price if the employee chooses to cover the option exercise price and income tax withholding obligations due to the Company upon exercise by selling shares.

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

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, unless waived by the then existing board. Our Board may approve certain transactions or exempt certain interested stockholders at any time prior to a party becoming an interested stockholder. At December 31, 2016 and through the date of this annual report on Form 10-K, the Board has not approved any exemptions from the Maryland statute.

Increases in interest rates could increase our interest expense.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender, for a $10,000,000 revolving credit facility, which we refer to as the 2012 Revolver. The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans) and is subject to an unused facility fee of 0.25% per annum.

As of December 31, 2016, we had no debt outstanding; however, we may borrow amounts under the Revolver in the future. There have been instances in the past when we purchased interest rate caps on our outstanding debt to limit our exposure to significant interest rate increases. In deciding whether to purchase interest rate caps or other hedging instruments, we may weigh the value of protection against significant increases in interest rates against the cost of such instruments. The Company does not have any interest rate caps or other hedging instruments at December 31, 2016. Therefore, if interest rates increase, our interest costs on any outstanding borrowings would also increase, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

The Company has significant Federal, state and local net operating loss, or NOL, carryforwards at December 31, 2016. The aggregate Federal NOLs were approximately $38,679,000 at December 31, 2016. These NOLs include amounts generated subsequent to the Merger, losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $5,961,000 of these Federal NOLs are subject to an annual limitation of $2,779,000 per year, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. All of these losses may be utilized against consolidated Federal taxable income in the future. The actual ability to utilize the tax benefit of any existing NOLs will be dependent upon the Company’s ability to generate taxable income in the future, if at all.

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

Our tax returns are subject to audit by Federal, state and local tax authorities. Currently, Reis’s Federal tax returns are open for 2013, 2014 and 2015. With few exceptions, the state and local income tax returns are open to examination for the years 2013 through 2015. However, prior year tax returns giving rise to an NOL may be reviewable in connection with the audit of a later tax year when such loss is utilized. The audit of an open tax year could result in the payment of additional tax, penalties and interest, which could negatively affect our profitability and cash flows.

Other states, besides states where physical nexus exists, may aggressively pursue Reis and its subsidiaries under the theory of economic nexus. Such claims by a state could result in the payment of additional tax in the future, as well as for prior unpaid tax, penalties and interest, which could negatively affect our profitability and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

At December 31, 2016, the Company leased approximately 45,000 square feet of space in New York, New York under one lease, which expires in October 2025 and approximately 48,000 square feet of space in White Plains, New York, under one lease, which expires in June 2023.

Item 3.  Legal Proceedings.

As disclosed in Note 9 to the Company’s consolidated financial statements, the Company is engaged in certain legal matters, and the disclosure set forth in Note 9 is incorporated herein by reference.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the NASDAQ Global Market under the symbol “REIS.” As of December 31, 2016, there were 229 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

The high and low sales prices per share for our common stock for each quarter in the years ended December 31, 2016 and 2015 are as follows:

	2016		2015
Quarter	High	Low	High	Low

First	$24.78	$20.06	$27.61	$21.80
Second	$26.59	$21.78	$27.04	$20.00
Third	$26.57	$18.16	$26.00	$19.91
Fourth	$23.63	$18.43	$25.25	$21.12

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2011 through December 31, 2016, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group for stock price performance purposes, due to the limited number of issuers in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2011, and (2) reinvestment of dividends. The total return for Reis common stock from December 31, 2011 to December 31, 2016 was a gain of approximately 161.1% versus a gain of approximately 98.0% for the S&P 500 and a gain of approximately 96.4% for the Russell 2000.

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015, and increased the dividend declared and paid to $0.17 for all four quarters of 2016. Dividends paid by the Company during 2016, 2015 and 2014 aggregated approximately $7,747,000, $6,338,000 and $3,698,000, respectively. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board.

Recent Sales of Unregistered Securities

The Company has not sold any unregistered securities within the past three years.

Issuer Purchases of Equity Securities

On August 30, 2016, the Company’s Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate of $5,000,000. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods consistent with the Company’s “Policies for Transactions in Reis Stock and Insider Trading and Tipping.”

During the fourth quarter of 2016, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs

October 1, 2016 to October 31, 2016	3,472	$19.92	3,472	$4,573,000
November 1, 2016 to November 30, 2016	17,107	$21.52	17,107	$4,205,000
December 1, 2016 to December 31, 2016	15,470	$22.54	15,470	$3,856,000

From the inception of the share repurchase program in August 2016, through December 31, 2016, the Company purchased an aggregate of 54,176 shares of common stock at an average price of $21.11 per share, for an aggregate of approximately $1,144,000. Cumulatively, the Company has repurchased approximately 0.5% of the common shares outstanding at the time of the Board’s authorization on August 30, 2016.

Other Security Information

For additional information concerning the Company’s capitalization, see Note 7 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of common stock of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2016 were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

(amounts in thousands, except per share data)
	For the Years Ended December 31,
Consolidated Statements of Operations:	2016	2015	2014	2013	2012

Total revenue	$47,530	$50,890	$41,335	$34,721	$31,229
Income from continuing operations (A)	$2,781	$8,071	$4,616	$17,933	$8,013
Net income (loss) (A)(B)	$2,781	$10,305	$4,047	$17,597	$(4,284)

Per share amounts – basic:
Income from continuing operations	$0.25	$0.72	$0.42	$1.65	$0.75
Net income (loss)	$0.25	$0.92	$0.37	$1.62	$(0.40)

Per share amounts – diluted:
Income from continuing operations	$0.24	$0.69	$0.39	$1.57	$0.73
Net income (loss)	$0.24	$0.88	$0.34	$1.54	$(0.39)

Cash dividends per share	$0.68	$0.56	$0.33	$—	$—

	December 31,
Consolidated Balance Sheets:	2016	2015	2014	2013	2012

Cash (C)	$21,491	$28,658	$17,745	$10,560	$4,961
Total assets	$128,144	$133,199	$123,888	$117,867	$98,034
Debt	$—	$—	$—	$—	$—
Deferred revenue	$25,031	$25,291	$22,885	$20,284	$18,230
Total stockholders’ equity	$97,180	$101,579	$96,113	$92,871	$74,557

	December 31,
Consolidated Statements of Cash Flows:	2016	2015	2014	2013	2012

Net cash provided by (used in):
Operating activities (C)	$15,802	$24,236	$14,789	$11,442	$(6,555)
Investing activities (D)	$(13,325)	$(6,187)	$(4,203)	$(4,499)	$(4,037)
Financing activities (E) (F)	$(9,644)	$(7,136)	$(3,401)	$(1,344)	$(6,600)

(A)

The 2013 and 2012 amounts reflect a net tax benefit of $13,670 and $5,427, respectively, in both income from continuing operations and net income (loss), primarily from the reversal of valuation allowances recorded against certain of the Company’s net operating loss carryforwards.

(B)	The 2012 net (loss) and related per share amounts reflect a net litigation charge of $11,547, which was recorded in income (loss) from discontinued operations in 2012. See Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.
(C)	The Company’s cash balance at December 31, 2012 and cash flow from operating activities was negatively impacted by the $17,000 cash settlement paid in 2012 in connection with the Gold Peak litigation. Operating cash flow was positively impacted in 2015 by $4,779 from litigation recoveries in that period. See Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.
(D)	The increase in investing activities in 2016 reflects capitalized costs for increased investments in our websites and databases; such investments aggregated $8,509. The remaining $4,816 of cash used for investing activities relates primarily to space expansion and furnishing our new corporate headquarters and our operations facility.
(E)	Cash flows from financing activities in 2012 included the repayment of debt of $5,691. The Company had no outstanding debt balance at December 31, 2016, 2015, 2014, 2013 and 2012.
(F)	Financing activities in 2016, 2015 and 2014 reflect the use of cash for dividend payments of $7,747, $6,338 and $3,698, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Management Summary

In order to provide insight into 2015 and 2016 relative performance, we have disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data.

The following table presents subscription revenue, other revenue and total revenue for the years ended December 31, 2016 and 2015. This same level of detail is included in the Statement of Operations in the consolidated financial statements contained elsewhere in this annual report on Form 10-K.

(amounts in thousands, excluding percentages)

	2016		2015		Variance
	$	% of Total	$	% of Total	$	%

Subscription revenue	$45,399	95.5%	$43,722	85.9%	$1,677	3.8%
Other revenue (A)	2,131	4.5%	7,168	14.1%	(5,037)	(70.3)%

Total revenue	$47,530	100.0%	$50,890	100.0%	$(3,360)	(6.6)%

(A)	Other revenue includes non-subscription revenue such as (1) non-subscription custom data deliverables and (2) one-time settlements.

Financial Performance

Annual 2016 financial results for Reis present a difficult comparison against our substantial revenue and financial growth of 2015. Reis’s performance in 2016 relative to the results for 2015 has been impacted by four main factors: (1) revenues associated with significant custom data deliverables in 2015; (2) a decline in our trailing twelve month (“TTM”) renewal rates; (3) a reduction in revenue from large one-time settlements under our intellectual property (“IP”) compliance initiatives; and (4) multi-year contracts and their flattening effect on growth rates. Total revenue declined (6.6)% from the 2015 record annual revenue of $50,890,000 to $47,530,000 for the 2016 annual period, the second highest annual amount of revenue reported by Reis.

Subscription Revenue

As presented in the table above, total revenue declined (6.6)%; however, subscription revenue increased by approximately $1,677,000, or 3.8%. Although subscription revenue grew in 2016 over 2015, this annual growth rate is lower than in the immediately preceding year (a 10.1% annual growth rate for subscription revenue in 2015 over 2014) as a result of the impact of declining renewal rates and the effect of multi-year contracts.

Renewal Rates — For the TTM ended December 31, 2016, the Company’s base renewal rate was 81.6% and the renewal rate, including price increases, was 85.7% (for institutional subscribers, the base renewal rate was 83.5% and the base renewal rate, including price increases, was 87.3%). For the TTM ended December 31, 2015, the Company’s base renewal rate was 87.5% and the renewal rate, including price increases, was 91.9% (for institutional subscribers, the base renewal rate was 89.6% and the base renewal rate, including price increases, was 93.9%). Reis’s 2016 TTM renewal rates were negatively impacted by the cancellation of contracts (most significantly in the second quarter of 2016) signed in 2014 and 2015 associated with Reis’s IP compliance initiatives, from customer losses from subscribers that exited the CRE business and from aggressive repricing on contract expirations.

Many of the 2016 cancellations involved contracts which had prior long-term unauthorized access to Reis data and a substantial monetary settlement. As Reis worked through the renewal cycle of these older and more egregious cases of unauthorized usage, our renewal rates for these compliance accounts and overall renewal rates began to improve in the second half of 2016. On a going-forward basis, the prompt discovery of unauthorized usage allows for more satisfactory resolution, typically by having the non-compliant entity enter into a market-rate subscription and without requiring (except in rare cases) a monetary settlement and the attendant ill-will. Operationally, Reis has allocated senior account management and customer service resources to work with these accounts. We believe that upgrading the onboarding and account management experience will also contribute to improved renewal rates for these accounts. On a going-forward basis management believes that the reduction in compliance-related cancellations will help to restore our TTM renewal rates over time to be more in line with our historic levels.

In addition to cancellations of IP infringement-related subscribers, other factors combined to exert downward pressure on our TTM renewal rates in 2016: (1) customer losses from subscribers that exited the CRE business or were merger-related; and (2) Reis’s aggressive stance on renewal pricing to ensure that there was equitable alignment among subscribers as it relates to report consumption, number of users, property-type and geographic coverage, length of contract, and the associated subscription fee, among other factors. In 2016, there were 21 customers who accounted for approximately $1,700,000 of annual subscription revenue which did not renew as a result of leaving the business or cancelling post-merger.

Aggressive repricing on contract expirations in the circumstances noted above also placed downward pressure on renewal rates, particularly during the first half of 2016. Although many firms were successfully repriced to levels consistent with their usage and value received, price increases did lead to instances of cancellation. As always, competition is a factor, both with respect to new accounts and renewals with existing subscribers. We believe that our two-pronged strategy of expanding our property type and geographic coverage and the addition of many more property records and granular property-level details has allowed Reis to consolidate its leadership position among vendors of CRE market data and analytics. This assessment is supported by the significant increase in “win-backs” we experienced in 2016, especially as contracts expired between former subscribers and competitive vendors and these firms had the opportunity to return to Reis without the expense associated with maintaining multiple vendors.

As a result of efforts focusing on the improvement of our renewal rates in the second half of 2016, we have seen an improvement. Our quarterly renewal rates hit their recent lows in the second quarter of 2016 at an overall base renewal rate of 73.5% and a renewal rate, including price increases, of 77.4%. Those renewal rates increased to an overall base renewal rate of 84.2% and a renewal rate, including price increases, of 84.6% for the third quarter of 2016, and an overall base renewal rate of 83.7% and a renewal rate, including price increases, of 89.6% for the fourth quarter of 2016, respectively; a positive and promising trend.

Multi-Year Contracts — In order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. At December 31, 2015, approximately one-third of our subscribers were in multi-year contracts. At December 31, 2016, that rate has increased to 38%. For multi-year contracts, the average life of multi-year contracts signed in each of the last three years was approximately 2.2 years. There are significant benefits, on a selective basis, of multi-year contracts, including locking in recurring subscription revenue for longer periods, thereby improving our renewal rates and increasing the predictability of future revenues. Operationally, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

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

Other Revenue

The Company’s other revenue includes non-subscription revenue such as (1) non-subscription custom data deliverables and (2) one-time settlements. For the years ended December 31, 2016, 2015 and 2014, approximately 4.5%, 14.1% and 3.9%, respectively, of total revenue was generated from custom data deliverables and one-time settlements. A description of the revenue from custom data deliverables and Intellectual Property settlements follows.

Custom Data Deliverables — The Company recognized significant revenue in 2015 from custom data deliverables and related services for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in June and December 2015 and February 2016, positively impacting results for the second and fourth quarters of 2015 and the first quarter of 2016. Revenue related to these deliverables aggregated $1,200,000 in 2016 (all in the first quarter of 2016) and $4,519,000 in the year ended December 31, 2015.

In 2016, Reis did not replicate similar custom data sales. Although custom data sales generally, and the 2015 contract specifically, created a higher level of volatility in our 2015 and 2016 revenue and earnings, a significant amount of cash was generated by the 2015 custom data contract. As we move forward into 2017, management hopes to be able to identify opportunities to sell custom data files, but structured as a subscription agreement with periodic quarterly updates in order to record revenue ratably, consistent with how the Company recognizes revenue for Reis SE.

Intellectual Property Settlements — Reis continues to successfully resolve cases in which our intellectual property rights have been violated. In 2015 and 2016, the Company was very active in protecting its intellectual property by pursuing firms and individuals who had previously gained unauthorized access to our services. The discovery of the instances of unauthorized usage creates opportunities for Reis’s compliance team to engage in productive conversations with firms regarding ongoing access to Reis data in accordance with the terms and conditions of a subscription agreement. Reis has developed a programmatic approach to promptly resolving cases of unauthorized usage and is devoting significant client services and account management resources to increase the renewal rates of IP infringement related accounts to levels typical of all other Reis subscribers. As a result of these compliance procedures, the Company has been able to generate revenue through either one-time settlement payments or by signing up the non-complying firm or individual to an annual or multi-year Reis SE subscription.

Revenue from one-time settlement payments aggregated $931,000, $2,649,000 and $1,608,000 in the years ended December 31, 2016, 2015 and 2014, respectively. Although identified instances of non-compliance remains steady, the frequency and dollar amount of one-time settlements were lower in 2016 than in 2015. As our compliance team continues to identify instances of unauthorized access, the period of unauthorized usage is much shorter and report consumption is not as significant as cases that were settled in 2014 and 2015. Management believes that compliance resolutions will yield a continuing and significant volume of subscription contracts and recurring revenue for the foreseeable future.

Revenue Visibility into 2017

Historically, nearly all of the Company’s revenue could be characterized as subscription-based recurring revenue. As stated above, in 2015 significant opportunities arose that resulted in Reis realizing a greater amount of revenue and cash flow that was more non-recurring in nature. When excluding the 2015 custom data deliverables and one-time settlements from intellectual property compliance cases, 85.9% of Reis’s 2015 annual revenue was of a higher-quality recurring nature. By comparison, subscription-based recurring revenue for 2016 aggregated approximately 95.5% of reported total revenue. This is comparable to the percentage of 2014 subscription revenue of 96.1% of total revenue for that year. Therefore, despite a reduction in reported total revenue during 2016, management believes that the Company will be well positioned as we enter 2017 due to the higher percentage of revenue that is of a recurring nature.

As we approach 2017, management believes that there are other positive signs, in addition to the high percentage of subscription revenue under contract, that are also indicators that Reis will return to growth over the course of 2017, including: (1) the Company’s strong pace of new customer acquisition; (2) improving renewal rates; (3) ongoing subscription opportunities created by the discovery of instances of unauthorized usage; (4) our pipeline with respect to both subscription-based data deliverables and portfolio analytics; and (5) the array of new products and enhancements that were launched in 2016 and that are expected to make our products more competitive in 2017.

Operational Successes

Operationally in 2016, Reis continued to invest in both human capital, as well as in its databases and websites. Our capitalized spending on databases and websites increased by 46.6% in 2016 to approximately $8,509,000 which allowed us to move into new property types and geographic markets and provide even more granular information at the property level. We added additional management talent primarily in operations and sales. New technologies were implemented to advance our sales enablement function, allowing us more visibility and real time metrics with respect to both our existing customers and prospects. Management views all of these investments as important to support the pace of improved revenue growth in 2017 and beyond.

Database and Websites — In 2016 and continuing into 2017, Reis is making the critical investments necessary to further expand our competitive position. Two of the biggest expected contributors to sales growth in 2017 include the launch of coverage on the affordable housing sector and the significant enhancements to our sales transaction database. In August 2016, Reis introduced its ninth property type, affordable housing, with information on 176 counties in 45 metropolitan areas. In February 2017, Reis expanded coverage of this property type to include information on 256 counties in 110 metropolitan areas. We gained significant traction in the fourth quarter of 2016 selling this sector to existing banking customers and directly to affordable housing investors, and will focus on building upon those successes in 2017.

A potentially larger revenue opportunity relates to the September 2016 expansion of Reis’s commercial real estate sales transactions database which now includes virtually all U.S. markets and property types, regardless of geography or sector. The new offering is expected to appeal to mortgage and property originators and underwriters, brokers and appraisers, tax assessors, and any other real estate professionals seeking the most comprehensive database of CRE transactions to source deals, search for related business, or conduct due diligence. Reis’s sales transactions database includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available, as well as other critical data points and licensed photographs. We expect that these enhancements will result in increased new sales opportunities in 2017.

Sales — Other operational investments and management level hiring occurred in 2016 in our sales organization. With the introduction of additional management talent, a thorough strategic review of our sales processes, the implementation of a regional sales focus, the newly added benefits of a sales enablement function, all coupled with the strength of our Reis SE platform and all of its capabilities, management believes that the Reis sales team is well-positioned for a successful 2017.

Although the Company has invested significantly in hiring and database expansion in 2016, we will continue to make the investments necessary in 2017 to sustain Reis’s competitive position as a leader in the CRE market for data and analytics.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended December 31,			Percentage
	2016	2015	(Decrease)	(Decrease)

Reis Services segment:
Total revenue	$11,554	$14,206	$(2,652)	(18.7)%
EBITDA (A)	$2,665	$6,477	$(3,812)	(58.9)%
EBITDA margin (A)	23.1%	45.6%
Consolidated, excluding discontinued operations:
Total revenue	$11,554	$14,206	$(2,652)	(18.7)%
EBITDA (A)	$1,791	$5,494	$(3,703)	(67.4)%
EBITDA margin (A)	15.5%	38.7%
Adjusted EBITDA (A)	$2,310	$5,929	$(3,619)	(61.0)%
Adjusted EBITDA margin (A)	20.0%	41.7%

(A)

The 2016 periods are impacted by $135,000 and $721,000 for the three months and year ended December 31, 2016, respectively, from the effects of overlapping leases and $118,000 from move related costs for the three months and year ended December 31, 2016 as further discussed elsewhere in this Item 7.

(amounts in thousands, excluding percentages)
	For the Years Ended December 31,			Percentage
	2016	2015	(Decrease)	(Decrease)

Reis Services segment:
Total revenue	$47,530	$50,890	$(3,360)	(6.6)%
EBITDA (A)	$15,537	$22,074	$(6,537)	(29.6)%
EBITDA margin (A)	32.7%	43.4%
Consolidated, excluding discontinued operations:
Total revenue	$47,530	$50,890	$(3,360)	(6.6)%
EBITDA (A)	$11,450	$17,708	$(6,258)	(35.3)%
EBITDA margin (A)	24.1%	34.8%
Adjusted EBITDA (A)	$13,549	$19,481	$(5,932)	(30.5)%
Adjusted EBITDA margin (A)	28.5%	38.3%

	For the Years Ended December 31,			Percentage
	2015	2014	Increase	Increase

Reis Services segment:
Total revenue	$50,890	$41,335	$9,555	23.1%
EBITDA	$22,074	$16,852	$5,222	31.0%
EBITDA margin	43.4%	40.8%
Consolidated, excluding discontinued operations:
Total revenue	$50,890	$41,335	$9,555	23.1%
EBITDA	$17,708	$12,760	$4,948	38.8%
EBITDA margin	34.8%	30.9%
Adjusted EBITDA	$19,481	$14,325	$5,156	36.0%
Adjusted EBITDA margin	38.3%	34.7%

(A)

The 2016 periods are impacted by $135,000 and $721,000 for the three months and year ended December 31, 2016, respectively, from the effects of overlapping leases and $118,000 from move related costs for the three months and year ended December 31, 2016 as further discussed elsewhere in this Item 7.

2016 Revenue Performance

All of the Company’s revenue is generated by the Reis Services segment. Total revenue decreased by approximately $(2,652,000), or (18.7)%, from the fourth quarter of 2015 to the fourth quarter of 2016 and $(3,360,000), or (6.6)%, in the year ended December 31, 2016 from the comparable 2015 period. Reis’s fourth quarter and year ended December 31, 2016 represent challenging comparable reporting periods due to the difficulty of replicating the significant revenue successes of 2015. As presented in the Management Summary section above, although total revenue declined (6.6)%, subscription revenue in 2016 grew 3.8% over the 2015 annual period. For the fourth quarter of 2016, total revenue declined (18.7)%, but subscription revenue during that period grew 0.7%.

In the Management Summary section above, we provide insight into both the Company’s reported results as well as how Reis’s core recurring business performed, including the impact of custom data deliverables, IP settlements, renewal rates and multi-year contracts on the reported results.

2015 Revenue Performance

Reis Services’s total revenue increased by approximately $9,555,000 or 23.1% for the year ended December 31, 2015 over the comparable 2014 annual period. In general, these revenue increases reflected: (1) significant revenue related to custom data deliverables for one of our existing Reis SE subscribers; (2) the protection of our intellectual property; and (3) additional new Reis SE business.

The following table presents total revenue for the years ended December 31, 2015 and 2014 split into two categories: subscription revenue and other revenue. This same level of detail is included in the Statement of Operations in the consolidated financial statements contained elsewhere in this annual report on Form 10-K.

(amounts in thousands, excluding percentages)

	2015		2014		Variance
	$	% of Total	$	% of Total	$	%

Subscription revenue	$43,722	85.9%	$39,727	96.1%	$3,995	10.1%
Other revenue (A)	7,168	14.1%	1,608	3.9%	5,560	345.8%

Total revenue	$50,890	100.0%	$41,335	100.0%	$9,555	23.1%

(A)	Other revenue includes non-subscription revenue such as (1) non-subscription custom data deliverables and (2) one-time settlements.

As presented in the above table, subscription revenue increased 10.1% in 2015 over 2014. For the TTM ended December 31, 2015, the Company’s base renewal rate was 87.5% and the renewal rate, including price increases, was 91.9% (for institutional subscribers, the base renewal rate was 89.6% and the base renewal rate, including price increases, was 93.9%). For the TTM ended December 31, 2014, the Company’s base renewal rate was 87.2% and the renewal rate, including price increases, was 89.8% (for institutional subscribers, the base renewal rate was 89.3% and the base renewal rate including price increases, was 91.8%).

Deferred Revenue and Aggregate Revenue Under Contract

Two balance sheet-based metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. Aggregate Revenue Under Contract is the sum of deferred revenue and future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill and excludes any future revenues expected to be derived from subscribers currently being billed on a monthly basis.

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at December 31, 2016 and 2015, respectively.

	December 31,
	2016	2015
Deferred revenue (GAAP basis)	$25,031,000	$25,291,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	25,928,000	22,723,000

Aggregate Revenue Under Contract	$50,959,000	$48,014,000

(A)

Amounts are billable subsequent to December 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at December 31, 2016 was approximately $34,778,000 related to amounts under contract for the forward twelve month period through December 31, 2017. The remainder reflects amounts under contract beyond December 31, 2017. The forward twelve month Aggregate Revenue Under Contract amount is approximately 73.2% of total revenue on a TTM basis at December 31, 2016. For comparison purposes, at December 31, 2015 and 2014, the forward twelve month Aggregate Revenue Under Contract was $33,822,000 and $30,516,000, respectively, and as a percentage of that year’s total revenue was approximately 66.5% and 73.8%, respectively.

2016 Reis Services EBITDA, Consolidated Adjusted EBITDA and Income from Continuing Operations

Reis Services EBITDA for the three months and year ended December 31, 2016 was $2,665,000 and $15,537,000, respectively. Reis Services EBITDA margins were 23.1% and 32.7% for the three months and year ended December 31, 2016 as compared to the reported Reis Services EBITDA margins of 45.6% and 43.4% for the 2015 comparable periods. The margin in the three months and year ended December 31, 2015 was positively impacted by the custom data deliverables and other revenue items described previously which had a higher margin than our historic sales of Reis SE subscriptions. The 2016 margins were lower than historic norms as a result of the combination of expenses increasing and lower total revenue as discussed below.

The 2016 reported Reis Services EBITDA amounts resulted in a decrease of $(3,812,000), or (58.9)%, for the three months ended December 31, 2016 amount and a decrease of $(6,537,000), or (29.6)%, for the year ended December 31, 2016 amount from the comparable 2015 periods. These decreases primarily resulted from the declines in total revenue as described above. Total expenses (excluding interest, taxes, depreciation and amortization expenses) grew by 15.0% and 11.0% in the three months and year ended December 31, 2016. Expense increases are primarily due to increased employment related costs and rent related expenses. In particular, total rent expense increased $474,000 and $1,682,000 in the three months and year ended December 31, 2016, respectively, over the corresponding 2015 periods. These amounts reflect the increase in both the square footage being leased and the higher price per square foot, and includes the effect of overlapping leases from the duplication of rent and other occupancy costs (aggregating approximately $135,000 and $721,000 in the three months and year ended December 31, 2016, respectively). In addition, the Company incurred $118,000 of move related costs during the three months and year ended December 31, 2016, which, with the effect of the duplication of rent, has contributed to the reduction in our EBITDA and EBITDA margins in those periods.

Consolidated Adjusted EBITDA for the three months ended December 31, 2016 was $2,310,000, a decrease of $(3,619,000), or (61.0)%, from the fourth quarter 2015 amount. Consolidated Adjusted EBITDA for the year ended December 31, 2016 was $13,549,000, a decrease of $(5,932,000), or (30.5)%, from the comparable 2015 period. The decrease in consolidated Adjusted EBITDA reflects the revenue and Reis Services EBITDA decreases discussed above. The consolidated Adjusted EBITDA margins were 20.0% and 28.5% for the three months and year ended December 31, 2016.

Income from continuing operations was a loss of $(230,000) and income of $2,342,000 for the three months ended December 31, 2016 and 2015, respectively, and was income of $2,781,000 and $8,071,000 for the years ended December 31, 2016 and 2015, respectively. The decrease of $(2,572,000) and $(5,290,000) in the three months and year ended December 31, 2016 is a result of the revenue declines and expense increases described above, but also includes the impact of increased depreciation and amortization expense in the three months and year ended December 31, 2016 over 2015 of $439,000 and $1,052,000, respectively, from increased amortizable website and database intangible assets and increased spending on furniture, fixtures and equipment, offset by a reduction in income tax expense (from lower taxable income in the 2016 periods) of $(1,601,000) and $(2,052,000) in the three months and year ended December 31, 2016, respectively, as compared to the corresponding 2015 periods.

The Company continues to make significant investments in our business, including our core Reis SE platform and in our portfolio analytics offering. As a result of these initiatives, our employment related costs increased throughout 2016 across all departments including strategic hires in sales and operations. The pace of our database and website enhancements accelerated in 2016. Management believes that the investments it has made in 2016, and will continue to make in 2017, will further the differentiation between Reis and other U.S. commercial real estate market information providers.

2015 Reis Services EBITDA, Consolidated Adjusted EBITDA and Income from Continuing Operations

Reis Services’s EBITDA increased $5,222,000, or 31.0%, in the year ended December 31, 2015 over the comparable 2014 annual period. This increase was primarily derived from the corresponding increase in 2015 total revenue, as described above. Operating expenses also continued to grow, but at a pace which resulted in the Reis Services EBITDA margins being maintained at 43.4% and 40.8% for the years ended December 31, 2015 and 2014, respectively. See “— Results of Operations” for a discussion of the variances for specific expenses.

For the year ended December 31, 2015, consolidated Adjusted EBITDA was $19,481,000, an increase of $5,156,000, or 36.0% over the annual 2014 amount. The increase in Adjusted EBITDA reflects the total revenue and Reis Services EBITDA increases discussed above.

Income from continuing operations was $8,071,000 for the year ended December 31, 2015, an increase of $3,455,000, or 74.8% over the annual 2014 amount. The increase in income from continuing operations is primarily influenced by the total revenue and Reis Services EBITDA increases discussed above.

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

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2016	By Segment
	Reis Services	Other (A)	Consolidated
(Loss) income from continuing operations			$(230)
Income tax expense			89

Income (loss) before income taxes and discontinued operations	$733	$(874)	(141)
Add back:
Depreciation and amortization expense	1,905	—	1,905
Interest expense (income), net	27	—	27

EBITDA	2,665	(874)	1,791
Add back:
Stock based compensation expense, net	—	519	519

Adjusted EBITDA	$2,665	$(355)	$2,310

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$2,781
Income tax expense			1,953

Income (loss) before income taxes and discontinued operations	$8,827	$(4,093)	4,734
Add back:
Depreciation and amortization expense	6,624	6	6,630
Interest expense (income), net	86	—	86

EBITDA	15,537	(4,087)	11,450
Add back:
Stock based compensation expense, net	—	2,099	2,099

Adjusted EBITDA	$15,537	$(1,988)	$13,549

See footnotes on next page.

(amounts in thousands)

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$2,342
Income tax expense			1,690

Income (loss) before income taxes and discontinued operations	$5,017	$(985)	4,032
Add back:
Depreciation and amortization expense	1,464	2	1,466
Interest expense (income), net	(4)	—	(4)

EBITDA	6,477	(983)	5,494
Add back:
Stock based compensation expense, net	—	435	435

Adjusted EBITDA	$6,477	$(548)	$5,929

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Income from continuing operations			$8,071
Income tax expense			4,005

Income (loss) before income taxes and discontinued operations	$16,451	$(4,375)	12,076
Add back:
Depreciation and amortization expense	5,569	9	5,578
Interest expense (income), net	54	—	54

EBITDA	22,074	(4,366)	17,708
Add back:
Stock based compensation expense, net	—	1,773	1,773

Adjusted EBITDA	$22,074	$(2,593)	$19,481

Reconciliation of Income from Continuing Operations to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2014	By Segment
	Reis Services	Other (A)	Consolidated

Income from continuing operations			$4,616
Income tax expense			2,842

Income (loss) before income taxes and discontinued operations	$11,559	$(4,101)	7,458
Add back:
Depreciation and amortization expense	5,202	9	5,211
Interest expense (income), net	91	—	91

EBITDA	16,852	(4,092)	12,760
Add back:
Stock based compensation expense, net	—	1,565	1,565

Adjusted EBITDA	$16,852	$(2,527)	$14,325

(A)

Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment. Since the reconciliations start with income from continuing operations, the effects of the discontinued operations are excluded from these reconciliations for all periods presented.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2016 and 2015

Total revenue and related cost of sales were approximately $47,530,000 and $10,999,000, respectively, for the year ended December 31, 2016, which resulted in a gross profit for the Reis Services segment of approximately $36,531,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,853,000 during this period. Total revenue and related cost of sales were approximately $50,890,000 and $9,081,000, respectively, for the year ended December 31, 2015, which resulted in a gross profit for the Reis Services segment of approximately $41,809,000. Amortization expense included in cost of sales was approximately $2,103,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $1,918,000 resulted from greater employment related costs, specifically from hiring during 2015 and 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $1,168,000 and a $750,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $11,879,000 and $11,701,000 for the years ended December 31, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $935,000 and $949,000 during the years ended December 31, 2016 and 2015, respectively. The increase in sales and marketing expenses between the two periods of approximately $178,000 resulted from increases in employment related costs due to additional headcount related to hiring in sales management, sales enablement and marketing, offset by lower commission expense from the large custom data sale in the 2015 period (with no sale of a corresponding magnitude in the 2016 period) and lower performance based bonus accruals in the 2016 period.

Product development expenses were approximately $4,167,000 and $3,711,000 for the years ended December 31, 2016 and 2015, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,955,000 and $1,793,000 during the years ended December 31, 2016 and 2015, respectively. Product development costs increased $456,000, primarily due to increased employment related costs from hiring during 2015 and 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $294,000 and a $162,000 increase in amortization expense.

General and administrative expenses of approximately $15,665,000 for the year ended December 31, 2016 included current period expenses of approximately $12,679,000, depreciation and amortization expense of approximately $887,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $2,099,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $14,267,000 for the year ended December 31, 2015 included current period expenses of approximately $11,762,000, depreciation and amortization expense of approximately $732,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,773,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $917,000 was influenced by increased occupancy related costs from the office space expansion (approximately $1,682,000, of which $721,000 is the effect of overlapping leases and the duplication of rent expense), increases for legal fees (approximately $374,000), move related costs (approximately $118,000) and increased employment related costs and other general expenses (approximately $290,000), offset by lower performance based bonus expense in the period (approximately $1,547,000).

Interest expense of $108,000 and $92,000 for the years ended December 31, 2016 and 2015, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during 2016 or 2015.

Income tax expense of $1,953,000 during the year ended December 31, 2016 reflected deferred Federal tax expense of $1,704,000, current Federal alternative minimum tax (“AMT”) of $147,000, current state and local tax expense of $40,000, and deferred state and local tax expense of $62,000. Income tax expense of $4,005,000 for continuing operations during the year ended December 31, 2015 reflected deferred Federal tax expense of $3,832,000, current state and local tax expense of $452,000 and current Federal AMT of $234,000, offset by a deferred state and local tax benefit of $513,000. The deferred state and local tax benefit reflected a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period.

Income from discontinued operations was $2,234,000 for the year ended December 31, 2015 and primarily reflected $4,839,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K), offset by legal and professional fees of $1,196,000 and income tax expense of $1,409,000. There were no discontinued operations activities in the 2016 period.

Comparison of the Results of Operations for the Years Ended December 31, 2015 and 2014

Total revenue and related cost of sales were approximately $50,890,000 and $9,081,000, respectively, for the year ended December 31, 2015, which resulted in a gross profit for the Reis Services segment of approximately $41,809,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,103,000 during this period. Total revenue and related cost of sales were approximately $41,335,000 and $8,037,000, respectively, for the year ended December 31, 2014, resulting in a gross profit for the Reis Services segment of approximately $33,298,000. Amortization expense included in cost of sales was approximately $1,780,000 during this period. See “— Critical Business Metrics of the Reis Services Segment” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment and Adjusted EBITDA on a consolidated basis. The increase in cost of sales of $1,044,000 resulted from greater employment related costs, specifically from hiring during 2014 and 2015, coupled with compensation increases and higher benefit costs than in the 2014 period of $721,000, and a $323,000 increase in amortization expense for database costs as a result of the addition of a new property type in 2015 (student housing).

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

Income tax expense of $4,005,000 for continuing operations during the year ended December 31, 2015 reflected deferred Federal tax expense of $3,832,000, current state and local tax expense of $452,000 and current Federal AMT of $234,000, offset by a deferred state and local tax benefit of $513,000. The deferred state and local tax benefit reflects a change in the New York City law which resulted in an increase in the deferred tax value of New York City net operating losses. Income tax expense of $2,842,000 for continuing operations during the year ended December 31, 2014 reflected current Federal AMT of $110,000, current state and local tax expense of $302,000 and a deferred Federal tax expense of $2,434,000, offset by a deferred state and local tax benefit of $4,000.

Income from discontinued operations was $2,234,000 for the year ended December 31, 2015 and primarily reflected $4,839,000 of recoveries from settlements with certain parties to the Gold Peak litigation (as more fully described in Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K), offset by legal and professional fees of $1,196,000 and income tax expense of $1,409,000. The loss from discontinued operations was $(569,000) for the year ended December 31, 2014 and primarily reflected legal and professional fees of $977,000, offset by $26,000 of recoveries in the 2014 period and an income tax benefit of $382,000.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $16,815,000 and $18,430,000 at December 31, 2016 and 2015, respectively, all of which was classified as non-current. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

The Company had Federal NOL carryforwards aggregating approximately $38,679,000 at December 31, 2016, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 3 to the

Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $5,961,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. The enactment of the 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such NOLs are expected to be fully utilized in the future.

The next NOL expiration for the Company is in 2024 for approximately $3,334,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2016 is approximately $1,723,000 attributable to excess tax deductions on equity award activity in prior years. The tax benefits attributable to those NOLs will be credited directly to additional paid in capital when utilized to offset taxes payable. In 2017, these NOLs will be recorded on the Company’s balance sheet upon adoption of ASU 2016-09.

A valuation allowance is required to reduce deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at December 31, 2016, 2015 or 2014.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $154,000 and $159,000 at December 31, 2016 and 2015, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded a reduction in expense of $(4,000) in 2016 and expense, including interest, of $70,000 and $43,000 in 2015 and 2014, respectively.

For additional information related to income taxes, see Note 6 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $21,491,000 at December 31, 2016, a decrease of $(7,167,000) from the December 31, 2015 balance of approximately $28,658,000. Although the Company had cash flows provided by its operating activities of $15,802,000, the Company’s cash position decreased as a result of making investments in its websites and databases of $8,509,000, spending on tenant improvements and furniture, fixtures and equipment associated with the new office spaces of approximately $4,819,000, paying aggregate dividends of approximately $7,747,000 in the year ended December 31, 2016, utilizing approximately $701,000 to settle minimum employee withholding tax obligations on vested RSUs in February 2016 and repurchasing approximately $1,144,000 of the Company’s common stock since the commencement of the repurchase program on August 30, 2016.

At December 31, 2016, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including a further increase in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; any open invoices for tenant improvements and related spending for new corporate headquarters space; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at December 31, 2016, approximately $3,856,000 remained available to be purchased under our current authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock. In 2017, the Company could receive up to $2,935,000 in proceeds associated with the potential exercise of up to 285,000 options which expire in 2017 (of which 157,500 options were exercised and the Company received $1,638,000 of proceeds through February 24, 2017).

In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility, which expires on January 28, 2019. For additional information regarding the Revolver, see Note 5 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

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

The Company has NOLs that it expects to utilize against future Federal, state and local taxable income. The use of certain NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxable income in excess of the limitation will be subject to tax. Tax payments related to 2017 are expected to be for state and local taxes based on income, in excess of limitation amounts, Federal AMT, and tax on capital.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase additional shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2017, or thereafter.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2016:

(amounts in thousands)	Payments Due
	For the Years Ending December 31,
Contractual Obligations	2017	2018 and 2019	2020 and 2021	Thereafter	Aggregate
Principal and interest payments for the Revolver (A)	$50	$50	$—	$—	$100
Future contractual minimum operating lease payments (B)	2,715	7,077	7,265	11,946	29,003

Total contractual obligations	$2,765	$7,127	$7,265	$11,946	$29,103

(A)	Includes unused facility fees of $50,000 for 2017 and 2018.
(B)	For additional information related to the Company’s operating leases, see Item 2. Properties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet liabilities or obligations which are required to be disclosed by the SEC’s rules and regulations.

Discontinued Operations Impact on Liquidity

Cash flows from discontinued operations during the years ended December 31, 2015 and 2014 were included in the consolidated statements of cash flows in the operating activities section in accordance with the applicable accounting literature. Cash flows from discontinued operations during 2015 were a net inflow of approximately $3,724,000, including $4,779,000 of recoveries, offset by $1,055,000 of cash used for legal and professional fees incurred as part of our cash recovery efforts from insurance companies and other responsible parties in connection with the Gold Peak litigation. Cash flows used in discontinued operations during 2014 were a net outflow of approximately $989,000, including $1,015,000 of cash used for legal and professional fees incurred in connection with the Gold Peak litigation, offset by $26,000 of recoveries. As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. Therefore, there were no cash flows from discontinued operations during the year ended December 31, 2016. For additional information pertaining to our discontinued operations, see Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Other Items Impacting Liquidity

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015 and increased the dividend declared and paid to $0.17 per common share for all four quarters of 2016. Dividends paid by the Company during 2016, 2015 and 2014 aggregated approximately $7,747,000, $6,338,000 and $3,698,000, respectively. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board.

Stock Repurchase Program

On August 30, 2016, the Company’s Board authorized a repurchase program of shares of the Company’s common stock up to an aggregate of $5,000,000. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods.

During the year ended December 31, 2016, the Company purchased an aggregate of 54,176 shares of common stock for approximately $1,144,000, or an average price of $21.11 per share, leaving approximately $3,856,000 at December 31, 2016 that may be used to purchase additional shares under the repurchase program in the future. During the years ended December 31, 2015 and 2014, the Company did not repurchase any shares of common stock. From January 1, 2017 through February 24, 2017, the Company purchased an additional 35,496 shares of common stock for approximately $721,000 or an average price of $20.32 per share.

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

In 2016 and 2015, the Board authorized the use of cash to settle minimum employee withholding tax obligations on vested RSUs in the respective periods. The net effect was a reduction on the issuance of shares at those vesting dates. The Company utilized approximately $701,000 and $993,000 of cash in 2016 and 2015, respectively, in connection with RSU vestings. Unlike the RSU vestings in 2016 and 2015, for RSUs vesting in February 2017, the Company did not use cash to settle minimum employee withholding tax obligations. The Company may, in the future, decide to use cash to settle these cash obligations.

For additional information related to stock plans and other incentives, see Note 8 to the Company’s consolidated financial statements.

Changes in Cash Flows

Cash flows for the years ended December 31, 2016, 2015 and 2014 are summarized as follows:

	For the Years Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$15,802,098	$24,235,648	$14,788,857
Net cash (used in) investing activities	(13,325,189)	(6,187,149)	(4,203,063)
Net cash (used in) financing activities	(9,644,279)	(7,135,620)	(3,400,616)

Net (decrease) increase in cash and cash equivalents	$(7,167,370)	$10,912,879	$7,185,178

Net cash provided by operating activities decreased $(8,434,000) from $24,236,000 provided in the 2015 period to $15,802,000 provided in the 2016 period. This decrease was primarily the result of decreased operating cash flow of $(4,816,000) from the Reis Services segment from $23,936,000 provided in the 2015 period to $19,120,000 provided in the 2016 period (due to declines in revenue, EBITDA and deferred revenue as described elsewhere herein), as well as the impact of net cash provided from discontinued operations due to the collection of $3,724,000 of litigation recoveries in the 2015 period with no 2016 equivalent.

Net cash used in investing activities increased $7,138,000 from $6,187,000 used in the 2015 period to $13,325,000 used in the 2016 period. This change resulted primarily from a $4,436,000 increase in spending on leasehold improvements and purchases of furniture, fixtures and equipment in the 2016 period for office space expansion, coupled with a $2,705,000 increase of cash invested primarily in our databases related to the expansion of our CRE sales transaction database, the addition of affordable housing as our ninth property type and other data expansion efforts.

Net cash used in financing activities was $9,644,000 and $7,136,000 in the 2016 and 2015 periods, respectively. The 2016 period includes approximately $7,747,000 for dividends declared and paid in the year ended December 31, 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs, $206,000 of deferred financing costs related to the expansion and extension of the Revolver and $1,144,000 to repurchase shares of the Company’s common stock, offset by proceeds received from employees for option exercises of $153,000. The 2015 period includes approximately $6,338,000 for dividends declared and paid in the year ended December 31, 2015, $993,000 used to settle minimum employee withholding tax obligations on vested RSUs and $89,000 related to costs incurred in connection with the shelf registration statement filed in the second quarter of 2015, offset by proceeds received from employees for option exercises of $284,000.

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

Discontinued Operations

In April 2011, the Company determined that all operational and litigation related activities associated with the prior ownership and development of residential real estate, including certain general and administrative costs that supported the related operations, should be presented as a discontinued operation. As a result of this determination and the fact that these operations and cash flows were clearly distinguished, the operating results of the discontinued segment and related general and administrative costs were aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented. Discontinued operations were completed as of December 31, 2015, therefore there were no discontinued operations activities during the year ended December 31, 2016.

Intangible Assets, Amortization and Impairment

Website Development Costs

The Company expenses all internet website costs incurred during the preliminary project stage. Thereafter, all direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. Amortization expense for all capitalized website development costs is charged to product development expense.

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. Costs of updating and maintaining information on existing properties in the database are expensed as incurred. Amortization expense for all capitalized database costs is charged to cost of sales.

Customer Relationships

The value ascribed to customer relationships acquired at the time of the Merger is amortized over 15 years on an accelerated basis and is charged to sales and marketing expense.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger was amortized on a straight-line basis over the remaining term of the acquired office lease. During 2016, this ascribed value was fully amortized. Amortization expense was charged to general and administrative expenses.

Goodwill and Intangible Asset Impairment

Goodwill and a major portion of the other intangible assets were recorded at the time of the Merger. As a result of the tax treatment of the Merger, goodwill and the acquired intangible assets are not deductible for income tax purposes.

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as EBITDA multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company utilized the qualitative assessment for its 2016, 2015 and 2014 evaluations. There was no goodwill impairment identified in 2016, 2015 or 2014.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2016, 2015 or 2014.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Reis Portfolio CRE for contracts entered into prior to September 16, 2015, and in 2014 represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenue from Reis Portfolio CRE contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription as a result of the purchase of the intellectual property of the Reis Portfolio CRE product and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Multiple contracts executed with one customer are accounted for as separate arrangements. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month.

The Company’s other revenue includes non-subscription revenue such as (1) non-subscription custom data deliverables or (2) one-time settlements. Revenues from ad-hoc and non-subscription custom reports or projects are recognized upon completion and delivery to the customers, provided that no significant Company obligations remain. Revenues from settlements for prior unlicensed usage is recognized at the time of the settlement when collectability is reasonably assured.

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

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect, analyze and maintain the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes expenses from the amortization of the database intangible asset.

Interest revenue is recorded on an accrual basis.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting basis and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations. There was no valuation allowance with respect to deferred income taxes at December 31, 2016, 2015 and 2014.

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

At December 31, 2016 and 2015, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. Throughout 2016 and 2015, the Company did not have any interest rate caps. No debt was outstanding at December 31, 2016 and 2015. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements.

Reis holds cash and cash equivalents at various regional and national banking institutions. Management monitors the institutions that hold our cash and cash equivalents. Management’s emphasis is primarily on safety of principal. Management, in its discretion, has diversified Reis’s cash and cash equivalents among banking institutions to potentially minimize exposure to any one of these entities unless otherwise required to maintain a minimum balance at an institution in connection with its debt covenants. To date, we have experienced no loss or lack of access to our invested cash or cash equivalents; however, we can provide no assurances that access to invested cash and cash equivalents will not be impacted by adverse conditions in the financial markets.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2016 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2016.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based upon this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting is effective in accordance with those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held

M. Christian Mitchell	62	Chairman of the Board and Director***
Lloyd Lynford	61	Chief Executive Officer, President and Director*
Jonathan Garfield	60	Executive Vice President and Director**
Mark P. Cantaluppi	46	Vice President, Chief Financial Officer
William Sander	49	Chief Operating Officer and President, Reis Services
Thomas J. Clarke Jr.	60	Director***
Byron C. Vielehr	53	Director**
* Term expires during 2017. ** Term expires during 2018. *** Term expires during 2019.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2017 annual meeting of stockholders is incorporated herein by reference.

Item 11.  Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2017 annual meeting of stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2017 annual meeting of stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2017 annual meeting of stockholders is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2017 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) (1)	Financial Statements

Consolidated Balance Sheets at December 31, 2016 and 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014

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

10.2

First Amendment to Amended and Restated Revolving Loan and Security Agreement, dated as of November 3, 2016, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2016 (File No. 1-12917) filed on November 8, 2016).

10.3

Second Amendment to Amended and Restated Revolving Loan and Security Agreement, dated as of December 8, 2016, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on December 14, 2016).

10.4

Trademark Collateral Security Agreement, dated as of October 16, 2012, by and between Reis Services, LLC, as Borrower, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on October 18, 2012).

10.5

Pledge Agreement, dated as of October 16, 2012, between Capital One, National Association, as Pledgee, and Reis, Inc., as Pledgor (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on October 18, 2012).

10.6

Trademark Assignment of Security, dated as of October 16, 2012, between Reis Services, LLC, as Borrower, and Capital One, National Association, as Lender (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 1-12917), filed on November 8, 2012).

Exhibit No.	Description
10.7

Reaffirmation of Collateral Documents, dated as of January 28, 2016, by and among Reis Services, LLC, Reis, Inc., and Capital One, National Association (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on February 3, 2016).

10.8

Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (File No. 1-12917)).*

10.9

Amendment to Amended and Restated Wellsford Real Properties, Inc. 1998 Management Incentive Plan (incorporated by reference to page F-13 of Annex F to the Company’s proxy statement/prospectus (File No. 333-139705) filed on May 2, 2007).*

10.10	Reis, Inc. 2008 Omnibus Incentive Plan (incorporated by reference to Annex A to the Company’s proxy statement filed on April 25, 2008).*
10.11	Amended and Restated Reis, Inc. 2011 Omnibus Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement (File No. 1-12917) filed on April 28, 2011).*
10.12	Reis, Inc. 2016 Annual Incentive Compensation Plan (incorporated by reference to Annex A to the Company’s proxy statement on Schedule 14A (File No. 1-12917) filed on April 27, 2016).*
10.13

Employment Agreement effective July 1, 2016, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 21, 2016).*

10.14

Indemnification Agreement effective July 1, 2016, among Reis, Inc., Reis Services, LLC and Lloyd Lynford (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 21, 2016).*

10.15

Employment Agreement effective July 1, 2016, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 21, 2016).*

10.16

Indemnification Agreement effective July 1, 2016, among Reis, Inc., Reis Services, LLC and Jonathan Garfield (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 21, 2016). *

10.17

Employment Agreement effective July 1, 2016, between Reis Services, LLC and William Sander (with Reis, Inc. a party thereto for limited purposes) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 21, 2016).*

10.18

Employment Agreement effective July 1, 2016, among Reis, Inc., Reis Services, LLC and Mark P. Cantaluppi (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 1-12917) filed on June 21, 2016).*

10.19

Form of Employee Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2011 (File No. 1-12917), filed on August 4, 2011 (File No. 1-12917)).*

10.20

Form of Director Restricted Stock Unit Agreement Under Amended and Restated Reis, Inc. 2011 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-12917)).*

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

Dated: March 9, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford	Chief Executive Officer, President and Director	March 9, 2017
Lloyd Lynford	(Principal Executive Officer)

/s/ Mark P. Cantaluppi	Vice President, Chief Financial Officer	March 9, 2017
Mark P. Cantaluppi	(Principal Financial and Accounting Officer)

/s/ M. Christian Mitchell	Chairman of the Board and Director	March 9, 2017
M. Christian Mitchell

/s/ Thomas J. Clarke Jr.	Director	March 9, 2017
Thomas J. Clarke Jr.

/s/ Jonathan Garfield	Director	March 9, 2017
Jonathan Garfield

/s/ Byron C. Vielehr	Director	March 9, 2017
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Reis, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

We have audited Reis, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 9, 2017

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$21,490,586	$28,657,956
Restricted cash and investments	—	212,268
Accounts receivable, net	10,743,505	13,741,169
Prepaid and other assets	792,991	670,339

Total current assets	33,027,082	43,281,732
Furniture, fixtures and equipment, net of accumulated depreciation of $1,082,793 and $2,449,985, respectively	5,260,443	804,427
Intangible assets, net of accumulated amortization of $41,861,561 and $38,738,292, respectively	17,922,282	15,686,954
Deferred tax asset, net	16,814,737	18,429,737
Goodwill	54,824,648	54,824,648
Other assets	295,349	171,728

Total assets	$128,144,541	$133,199,226

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	4,031,444	5,898,226
Deferred revenue	25,031,100	25,291,499
Liabilities attributable to discontinued operations	—	145,737

Total current liabilities	29,062,544	31,335,462
Other long-term liabilities	1,902,081	284,316

Total liabilities	30,964,625	31,619,778

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,272,150 and 11,256,405 issued and outstanding, respectively	225,443	225,128
Additional paid in capital	107,668,599	107,102,433
Retained earnings (deficit)	(10,714,126)	(5,748,113)

Total stockholders’ equity	97,179,916	101,579,448

Total liabilities and stockholders’ equity	$128,144,541	$133,199,226

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Subscription revenue	$45,398,701	$43,722,087	$39,727,112
Other revenue	2,131,054	7,168,351	1,608,043

Total revenue	47,529,755	50,890,438	41,335,155
Cost of sales	10,999,146	9,081,624	8,037,019

Gross profit	36,530,609	41,808,814	33,298,136

Operating expenses:
Sales and marketing	11,878,590	11,700,840	10,235,349
Product development	4,167,474	3,711,054	3,472,875
General and administrative expenses	15,664,495	14,267,027	12,040,343

Total operating expenses	31,710,559	29,678,921	25,748,567

Other income (expenses):
Interest and other income	21,937	37,857	22,016
Interest expense	(108,345)	(91,767)	(113,200)

Total other income (expenses)	(86,408)	(53,910)	(91,184)

Income before income taxes and discontinued operations	4,733,642	12,075,983	7,458,385
Income tax expense	1,953,000	4,005,000	2,842,000

Income from continuing operations	2,780,642	8,070,983	4,616,385
Income (loss) from discontinued operations, net of income tax expense (benefit) of $—, $1,409,000 and $(382,000), respectively	—	2,234,000	(569,263)

Net income	$2,780,642	$10,304,983	$4,047,122

Per share amounts – basic:
Income from continuing operations	$0.25	$0.72	$0.42

Net income	$0.25	$0.92	$0.37

Per share amounts – diluted:
Income from continuing operations	$0.24	$0.69	$0.39

Net income	$0.24	$0.88	$0.34

Weighted average number of common shares outstanding:
Basic	11,305,110	11,226,932	11,086,690

Diluted	11,745,516	11,706,495	11,593,079

Dividends declared per common share	$0.68	$0.56	$0.33

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2014	10,916,441	$218,328	$102,717,693	$(10,065,062)	$92,870,959
Shares issued for vested employees restricted stock units	144,660	2,894	(2,894)	—	—
Shares issued for settlement of vested director restricted stock units	40,564	811	(811)	—	—
Shares issued for option exercises	54,906	1,098	427,652	—	428,750
Stock based compensation, net	—	—	2,464,163	—	2,464,163
Dividends	—	—	—	(3,697,588)	(3,697,588)
Net income	—	—	—	4,047,122	4,047,122

Balance, December 31, 2014	11,156,571	223,131	105,605,803	(9,715,528)	96,113,406
Shares issued for vested employees restricted stock units	64,834	1,297	(1,297)	—	—
Shares issued for option exercises	35,000	700	283,550	—	284,250
Stock based compensation, net	—	—	1,303,708	—	1,303,708
Registration statement costs	—	—	(89,331)	—	(89,331)
Dividends	—	—	—	(6,337,568)	(6,337,568)
Net income	—	—	—	10,304,983	10,304,983

Balance, December 31, 2015	11,256,405	225,128	107,102,433	(5,748,113)	101,579,448
Shares issued for vested employees restricted stock units	52,421	1,048	(1,048)	—	—
Shares issued for option exercises	17,500	350	152,650	—	153,000
Stock based compensation, net	—	—	1,557,394	—	1,557,394
Dividends	—	—	—	(7,746,655)	(7,746,655)
Stock repurchases	(54,176)	(1,083)	(1,142,830)	—	(1,143,913)
Net income	—	—	—	2,780,642	2,780,642

Balance, December 31, 2016	11,272,150	$225,443	$107,668,599	$(10,714,126)	$97,179,916

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,780,642	$10,304,983	$4,047,122
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	1,766,000	4,449,000	2,113,783
Depreciation	706,906	429,498	382,829
Amortization of intangible assets	5,923,269	5,148,546	4,828,452
Stock based compensation charges	2,098,553	1,772,679	1,702,163
Changes in assets and liabilities:
Restricted cash and investments	212,268	357	4,077
Accounts receivable, net	2,997,664	(1,114,106)	(1,240,479)
Prepaid and other assets	(40,721)	(332,450)	40,320
Accrued expenses and other liabilities	(382,084)	1,170,929	446,044
Liability for option cancellations	—	—	(136,563)
Deferred revenue	(260,399)	2,406,212	2,601,109

Net cash provided by operating activities	15,802,098	24,235,648	14,788,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development additions	(8,508,597)	(5,804,090)	(3,822,745)
Furniture, fixtures and equipment additions	(4,818,683)	(383,059)	(380,318)
Proceeds from sale of furniture, fixtures and equipment	2,091	—	—

Net cash (used in) investing activities	(13,325,189)	(6,187,149)	(4,203,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(7,746,655)	(6,337,568)	(3,697,588)
Registration statement costs	—	(89,331)	—
Proceeds from option exercises	153,000	284,250	428,750
Payments for option cancellations and restricted stock units	(701,159)	(992,971)	(131,778)
Payment of financing cost	(205,552)	—	—
Stock repurchases	(1,143,913)	—	—

Net cash (used in) financing activities	(9,644,279)	(7,135,620)	(3,400,616)

Net (decrease) increase in cash and cash equivalents	(7,167,370)	10,912,879	7,185,178
Cash and cash equivalents, beginning of year	28,657,956	17,745,077	10,559,899

Cash and cash equivalents, end of year	$21,490,586	$28,657,956	$17,745,077

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$42,500	$25,347	$25,347

Cash paid during the year for income taxes, net of refunds	$722,105	$651,502	$229,982

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for furniture, fixtures and equipment additions	$346,330

Disposal of fully depreciated furniture, fixtures and equipment	$2,074,098	$138,160	$130,115

Accrual for website and database development costs		$350,000

Disposal of fully depreciated website costs			$2,895

Shares issued for vested employee restricted stock units	$1,048	$1,297	$2,894

Shares issued for settlement of vested director restricted stock units			$811

Exercise of stock options through the receipt of tendered shares			$36,246

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Business

Reis, Inc. is a Maryland corporation. When we refer to “Reis” or the “Company,” we are referring to Reis, Inc. and its consolidated subsidiaries. The Company provides commercial real estate market information and analytical tools to real estate professionals, through its Reis Services subsidiary. For disclosure and financial reporting purposes, this business is referred to as Reis Services.

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

Discontinued Operations

In April 2011, the Company determined that all operational and litigation related activities associated with the prior ownership and development of residential real estate, including certain general and administrative costs that supported the related operations, should be presented as a discontinued operation. As a result of this determination and the fact that these operations and cash flows were clearly distinguished, the operating results of the discontinued segment and related general and administrative costs were aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented. Discontinued operations were completed as of December 31, 2015, therefore there were no discontinued operations activities during the year ended December 31, 2016.

Variable Interests

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”). The Company performs this analysis on an ongoing basis, or as circumstances change. The Company does not have any VIEs in the years ended December 31, 2016, 2015 and 2014.

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

Furniture, Fixtures and Equipment

The Company capitalizes costs for the purchase of furniture, fixtures and equipment that have an expected useful life beyond one year. Depreciation expense is calculated on a straight-line basis over the determined useful life of the asset, generally between three and ten years. Depreciation expense is charged to general and administrative expenses and aggregated approximately $707,000, $429,000 and $383,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible Assets, Amortization and Impairment

Website Development Costs

The Company expenses all internet website costs incurred during the preliminary project stage. Thereafter, all direct external and internal development and implementation costs are capitalized and amortized using the straight-line method over their remaining estimated useful lives, not exceeding three years. Amortization expense for all capitalized website development costs is charged to product development expense.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Database Costs

The Company capitalizes costs for the development of its database in connection with the identification and addition of new real estate properties and sale transactions which provide a future economic benefit. Amortization is calculated on a straight-line basis over a three or five year period. Costs of updating and maintaining information on existing properties in the database are expensed as incurred. Amortization expense for all capitalized database costs is charged to cost of sales.

Customer Relationships

The value ascribed to customer relationships acquired at the time of the Merger is amortized over 15 years on an accelerated basis and is charged to sales and marketing expense.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger was amortized on a straight-line basis over the remaining term of the acquired office lease. During 2016 this ascribed value was fully amortized. Amortization expense was charged to general and administrative expenses.

Goodwill and Intangible Asset Impairment

Goodwill and a major portion of the other intangible assets were recorded at the time of the Merger. As a result of the tax treatment of the Merger, goodwill and the acquired intangible assets are not deductible for income tax purposes.

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. A qualitative assessment can be utilized to determine if a more detailed two step calculation is required. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then the first step of the two step test would be necessary. The first step is a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, a second step would be required to calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets of the reporting unit from the fair value of the reporting unit. The Company utilized the qualitative assessment for its 2016, 2015 and 2014 evaluations. There was no goodwill impairment identified in 2016, 2015 or 2014.

Intangible assets, with determinable useful lives, are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2016, 2015 or 2014.

Deferred Financing Costs

Deferred financing costs consist of costs incurred to obtain financing or financing commitments and are included in prepaid and other assets on the consolidated balance sheets. Such costs are amortized by the Company over the expected term of the respective agreements.

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

During the years ended December 31, 2016, 2015 and 2014, the Company had no assets or liabilities valued using the valuation hierarchy.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Reis Portfolio CRE for contracts entered into prior to September 16, 2015, and in 2014 represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenue from Reis Portfolio CRE contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription as a result of the purchase of the intellectual property of the Reis Portfolio CRE product and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Multiple contracts executed with one customer are accounted for as separate arrangements. Revenues from ReisReports are recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month.

The Company’s other revenue includes non-subscription revenue such as (1) non-subscription custom data deliverables or (2) one-time settlements. Revenues from ad-hoc and non-subscription custom reports or projects are recognized upon completion and delivery to the customers, provided that no significant Company obligations remain. Revenues from settlements for prior unlicensed usage is recognized at the time of the settlement when collectability is reasonably assured.

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

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect, analyze and maintain the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes expenses from the amortization of the database intangible asset.

Interest revenue is recorded on an accrual basis.

Share Based Compensation

The fair market value as of the grant date of awards of stock, restricted stock units or stock options is recognized as compensation expense by the Company over the respective vesting periods.

See Note 8 for activity with respect to stock options and restricted stock units.

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

See Note 6 for more information regarding income taxes.

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

	For the Years Ended December 31,
	2016	2015	2014
Numerator for basic per share calculation:
Income from continuing operations for basic calculation	$2,780,642	$8,070,983	$4,616,385
Income (loss) from discontinued operations, net of income tax (benefit)	—	2,234,000	(569,263)

Net income for basic calculation	$2,780,642	$10,304,983	$4,047,122

Numerator for diluted per share calculation:
Income from continuing operations	$2,780,642	$8,070,983	$4,616,385
Adjustments to income from continuing operations for the statement of operations impact of dilutive securities	—	—	(136,563)

Income from continuing operations for dilution calculation	2,780,642	8,070,983	4,479,822
Income (loss) from discontinued operations, net of income tax expense (benefit)	—	2,234,000	(569,263)

Net income for dilution calculation	$2,780,642	$10,304,983	$3,910,559

Denominator:
Weighted average common shares – basic	11,305,110	11,226,932	11,086,690
Effect of dilutive securities:
RSUs	138,077	142,949	169,813
Stock options	302,329	336,614	336,576

Weighted average common shares – diluted	11,745,516	11,706,495	11,593,079

Per common share amounts – basic:
Income from continuing operations	$0.25	$0.72	$0.42
Income (loss) from discontinued operations	—	0.20	(0.05)

Net income	$0.25	$0.92	$0.37

Per common share amounts – diluted:
Income from continuing operations	$0.24	$0.69	$0.39
Income (loss) from discontinued operations	—	0.19	(0.05)

Net income	$0.24	$0.88	$0.34

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Potentially dilutive securities include all stock based awards. For the years ended December 31, 2016, 2015 and 2014, certain equity awards were antidilutive.

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

From time to time, the Company has been, is or may in the future be a defendant in various legal actions arising in the normal course of business. The Company records a provision for a liability when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The outcome of any litigation is uncertain; it is possible that a judgment in any legal actions to which the Company is a party, or which are proposed or threatened, will have a material adverse effect on the consolidated financial statements. See Note 9.

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures and as of the date of this report has not determined the method of adoption.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 defines management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company adopted ASU 2014-15 in the three months ended December 31, 2016. The adoption of ASU 2014-15 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 makes changes to both the variable interest model and the voting model. For public business entities, the guidance is effective for annual and interim periods beginning after December 15, 2015. The Company adopted ASU 2015-02 as of January 1, 2016. The adoption of ASU 2015-02 did not have a material impact on the Company’s financial condition, results of operations, or disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (“ASU 2016-09”). Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance on employers’ accounting for (1) an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and (2) forfeitures is also changing. For public business entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted ASU 2016-09 as of

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

January 1, 2017, which will include (1) recording an additional deferred tax asset on the balance sheet (as of December 31, 2016, the corresponding amount was approximately $657,000) and (2) the recording of a cumulative effect change to equity in 2017 related to the prior treatment of estimated forfeitures as the Company has elected to record forfeitures in the period in which they occur. Other than the items identified, the Company does not believe that adoption of ASU 2016-09 will have a material impact on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows-Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements and disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-18 will have on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a criteria to determine when an integrated set of assets and activities (a “set”) is not a business and narrows the definition of the term output so that it is consistent with the description of outputs in Topic 606. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is only permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company is evaluating the impact the adoption of ASU 2017-01 will have on its consolidated financial statements and disclosures.

Reclassification

Amounts in certain accounts, as presented in the consolidated statements of operations, the condensed balance sheet data and condensed operating data in Note 3 have been reclassified to conform to the current period presentation. In particular, the Company has (1) changed its presentation of revenue to include two categories: subscription revenue and other revenue, and (2) changed its segment presentation to combine the previously separately disclosed discontinued operations segment with the Other segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.	Segment Information

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2016	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,903	$1,588	$21,491
Accounts receivable, net	10,744	—	10,744
Prepaid and other assets	622	170	792

Total current assets	31,269	1,758	33,027
Furniture, fixtures and equipment, net	5,260	—	5,260
Intangible assets, net	17,922	—	17,922
Deferred tax asset, net	285	16,530	16,815
Goodwill	57,203	(2,378)	54,825
Other assets	295	—	295

Total assets	$112,234	$15,910	$128,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,724	307	4,031
Deferred revenue	25,031	—	25,031

Total current liabilities	28,755	307	29,062
Other long-term liabilities	1,902	—	1,902
Deferred tax liability, net	32,909	(32,909)	—

Total liabilities	63,566	(32,602)	30,964
Total stockholders’ equity	48,668	48,512	97,180

Total liabilities and stockholders’ equity	$112,234	$15,910	$128,144

Condensed Balance Sheet Data December 31, 2015	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,465	$193	$28,658
Restricted cash and investments	212	—	212
Accounts receivable, net	13,741	—	13,741
Prepaid and other assets	417	253	670

Total current assets	42,835	446	43,281
Furniture, fixtures and equipment, net	798	6	804
Intangible assets, net	15,687	—	15,687
Deferred tax asset, net	285	18,145	18,430
Goodwill	57,203	(2,378)	54,825
Other assets	172	—	172

Total assets	$116,980	$16,219	$133,199

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	4,502	1,397	5,899
Deferred revenue	25,291	—	25,291
Liabilities attributable to discontinued operations	—	146	146

Total current liabilities	29,793	1,543	31,336
Other long-term liabilities	284	—	284
Deferred tax liability, net	29,498	(29,498)	—

Total liabilities	59,575	(27,955)	31,620
Total stockholders’ equity	57,405	44,174	101,579

Total liabilities and stockholders’ equity	$116,980	$16,219	$133,199

(A)	Includes the assets and liabilities of the Company’s discontinued operations at December 31, 2015, and includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment for both periods presented.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Year Ended December 31, 2016	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$45,399	$—	$45,399
Other revenue	2,131	—	2,131

Total revenue	47,530	—	47,530
Cost of sales	10,999	—	10,999

Gross profit	36,531	—	36,531

Operating expenses:
Sales and marketing	11,879	—	11,879
Product development	4,167	—	4,167
General and administrative expenses	11,572	4,093	15,665

Total operating expenses	27,618	4,093	31,711
Other income (expenses):
Interest and other income	22	—	22
Interest expense	(108)	—	(108)

Total other income (expenses)	(86)	—	(86)

Income (loss) before income taxes and discontinued operations	$8,827	$(4,093)	$4,734

Income from discontinued operations, before income taxes	$—	$—	$—

Condensed Operating Data for the Year Ended December 31, 2015	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$43,722	$—	$43,722
Other revenue	7,168	—	7,168

Total revenue	50,890	—	50,890
Cost of sales	9,081	—	9,081

Gross profit	41,809	—	41,809

Operating expenses:
Sales and marketing	11,701	—	11,701
Product development	3,711	—	3,711
General and administrative expenses	9,892	4,375	14,267

Total operating expenses	25,304	4,375	29,679
Other income (expenses):
Interest and other income	38	—	38
Interest expense	(92)	—	(92)

Total other income (expenses)	(54)	—	(54)

Income (loss) before income taxes and discontinued operations	$16,451	$(4,375)	$12,076

Income from discontinued operations, before income taxes	$—	$3,643	$3,643

(A)	Includes the results of the Company’s discontinued operations for the year ended December 31, 2015 and includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment for all periods presented.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Year Ended December 31, 2014	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$39,727	$—	$39,727
Other revenue	1,608	—	1,608

Total revenue	41,335	—	41,335
Cost of sales	8,037	—	8,037

Gross profit	33,298	—	33,298

Operating expenses:
Sales and marketing	10,235	—	10,235
Product development	3,473	—	3,473
General and administrative expenses	7,940	4,101	12,041

Total operating expenses	21,648	4,101	25,749
Other income (expenses):
Interest and other income	22	—	22
Interest expense	(113)	—	(113)

Total other income (expenses)	(91)	—	(91)

Income (loss) before income taxes and discontinued operations	$11,559	$(4,101)	$7,458

(Loss) from discontinued operations, before income taxes	$—	$(951)	$(951)

(A)	Includes the results of the Company’s discontinued operations for the year ended December 31, 2014 and includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment for all periods presented.

In the first quarter of 2016, the Company changed the segment presentation to combine the previously separately disclosed discontinued operations segment with the Other segment. The reason for this change in presentation is the result of the completion of the discontinued operating activities in 2015 and to simplify the presentation on a comparable basis. Therefore, 2015 and 2014 information for the discontinued operations segment is being presented in the Other segment.

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2016.

The Company’s largest individual customer accounted for 6.3%, 10.6% and 2.9% of Reis Services’s total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. Included in other revenue was $1,200,000 and $4,519,000 for the years ended December 31, 2016 and 2015, respectively, associated with custom data deliverables and portfolio advisory services related to one customer.

The following table presents the accounts receivable balances of Reis Services at December 31, 2016 and 2015:

	December 31,
	2016	2015
Accounts receivable	$10,862,000	$13,828,000
Allowance for doubtful accounts	(118,000)	(87,000)

Accounts receivable, net	$10,744,000	$13,741,000

Twenty-three subscribers accounted for an aggregate of approximately 52.4% of Reis Services’s accounts receivable at December 31, 2016, including two subscribers in excess of 4.0% and the largest representing 8.3%. Through February 24, 2017, the Company received payments of approximately $5,000,000, or 50.0%, against the December 31, 2016 accounts receivable

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

balance. Twenty-three subscribers accounted for an aggregate of approximately 63.9% of Reis Services’s accounts receivable at December 31, 2015, including four subscribers in excess of 4.0% and the largest representing $2,400,000, or 17.4%, which was associated with a custom data deliverable, half of which was recorded as other revenue in December 2015 and the remainder in February 2016.

At December 31, 2016 and 2015, the largest individual subscriber accounted for 3.7% and 6.8% respectively, of deferred revenue.

Discontinued Operations – Residential Development Activities

Income from discontinued operations was comprised of the following for the years ended December 31, 2015 and 2014 (there were no discontinued operations activities for the year ended December 31, 2016):

	For the Years Ended December 31,
	2015	2014
Litigation recoveries	$4,839,000	$26,000
Other (expenses), net	(1,196,000)	(977,000)

Income (loss) from discontinued operations before income tax	3,643,000	(951,000)
Income tax expense (benefit) from discontinued operations	1,409,000	(382,000)

Income (loss) from discontinued operations, net of income tax expense (benefit)	$2,234,000	$(569,000)

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

As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. In summary, recovery efforts from the fourth quarter of 2012 through December 31, 2015 have resulted in cash collections aggregating approximately $5,658,000 from multiple insurance carriers, trial attorneys, an insurance broker and other responsible parties involved in the design, development, construction and supervision of the Gold Peak project. The Company recovered approximately $4,839,000 and $26,000 in the years ended December 31, 2015 and 2014, respectively. Other expenses in these periods primarily reflect legal and other professional costs incurred related to the Gold Peak litigation recovery efforts.

4.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2016	2015
Database	$28,146,000	$22,790,000
Accumulated amortization	(19,974,000)	(17,121,000)

Database, net	8,172,000	5,669,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(9,263,000)	(8,328,000)

Customer relationships, net	4,837,000	5,772,000

Website	17,538,000	14,735,000
Accumulated amortization	(12,624,000)	(10,669,000)

Website, net	4,914,000	4,066,000

Acquired below market lease	—	2,800,000
Accumulated amortization	—	(2,620,000)

Acquired below market lease, net	—	180,000

Intangibles, net	$17,923,000	$15,687,000

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets (continued)

With respect to the database intangible asset, the Company capitalized approximately $5,356,000 and $3,355,000 during the years ended December 31, 2016 and 2015, respectively. Separately, for the website intangible asset, the Company capitalized approximately $2,803,000 and $2,799,000 during the years ended December 31, 2016 and 2015, respectively. In September 2015, the Company entered into an agreement to purchase the intellectual property owned by a third party for the Reis Portfolio CRE product for $700,000. Such purchase is included in the costs capitalized to the website intangible asset in 2015.

Amortization expense for intangible assets aggregated approximately $5,923,000 for the year ended December 31, 2016, of which approximately $2,853,000 related to the database, which was charged to cost of sales, approximately $935,000 related to customer relationships, which was charged to sales and marketing expense, approximately $1,955,000 related to website development, which was charged to product development expense, and approximately $180,000 related to the value ascribed to the below market terms of the office lease, which was charged to general and administrative expense, all in the Reis Services segment. The lease value intangible asset was fully amortized in 2016. Amortization expense for intangible assets aggregated approximately $5,148,000 for the year ended December 31, 2015, of which approximately $2,103,000 related to the database, approximately $949,000 related to customer relationships, approximately $1,793,000 related to website development, and approximately $303,000 related to the value ascribed to the below market terms of the office lease. Amortization expense for intangible assets aggregated approximately $4,829,000 for the year ended December 31, 2014, of which approximately $1,780,000 related to the database, approximately $962,000 related to customer relationships, approximately $1,784,000 related to website development, and approximately $303,000 related to the value ascribed to the below market terms of the office lease.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2016 follows:

For the Year Ended December 31,	Amount
2017	$6,216,000
2018	5,033,000
2019	3,239,000
2020	1,737,000
2021	1,176,000
Thereafter	522,000

Total	$17,923,000

5.	Debt

The Company had no debt outstanding at December 31, 2016 and 2015.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at December 31, 2016 and 2015. No borrowings were made on the Revolver during the years ended December 31, 2016 and 2015.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

6.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Current Federal alternative minimum tax (“AMT”) expense	$147,000	$303,000	$92,000
Current state and local tax expense	40,000	662,000	254,000
Deferred Federal tax expense (A)	1,704,000	4,962,000	2,118,000
Deferred state and local tax expense (benefit)	62,000	(513,000)	(4,000)

Consolidated income tax expense, including taxes attributable to discontinued operations (B)	1,953,000	5,414,000	2,460,000
Less income tax expense (benefit) attributable to discontinued operations	—	1,409,000	(382,000)

Income tax expense (C)	$1,953,000	$4,005,000	$2,842,000

(A)	Includes an AMT (benefit) of $(147,000), $(303,000) and $(92,000) in 2016, 2015 and 2014, respectively.
(B)	Includes income tax expense attributable to income from discontinued operations.
(C)	Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense (benefit) on continuing operations is as follows:

	For the Years Ended December 31,
	2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense (benefit) at U.S. statutory rate	$1,657,000	35.00%	$4,227,000	35.00%	$2,610,000	35.00%
State and local tax expense (benefit), net of Federal impact	142,000	3.00%	494,000	4.09%	194,000	2.60%
Impact of state and local tax rate change net of Federal impact	7,000	0.15%	(714,000)	(5.90%)	27,000	0.36%
Non-deductible items	147,000	3.10%	(2,000)	(0.02%)	11,000	0.15%

Income tax expense (benefit)	$1,953,000	41.25%	$4,005,000	33.17%	$2,842,000	38.11%

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $16,815,000 and $18,430,000 at December 31, 2016 and 2015, respectively, all of which was classified as non-current. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
Deferred Tax Assets
Net operating loss carryforwards	$14,561,655	$17,314,368
Asset basis differences — tax amount greater than book value	—	254,773
Liability reserves	792,075	187,253
Stock compensation plans	1,828,185	1,644,339
AMT credit carryforwards	1,717,792	1,576,737
Other	57,153	45,903

	18,956,860	21,023,373
Valuation allowance	—	—

Total deferred tax assets	18,956,860	21,023,373

Deferred Tax Liabilities
Acquired asset differences — book value greater than tax	(1,842,450)	(2,266,160)
Asset basis differences — carrying amount value greater than tax	(299,673)	(327,476)

Total deferred tax liabilities	(2,142,123)	(2,593,636)

Net deferred tax asset (liability)	$16,814,737	$18,429,737

The Company had Federal NOL carryforwards aggregating approximately $38,679,000 at December 31, 2016, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 3), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $5,961,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. The enactment of the 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such NOLs are expected to be fully utilized in the future.

The next NOL expiration for the Company is in 2024 for approximately $3,334,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2016 is approximately $1,723,000 attributable to excess tax deductions on equity award activity in prior years. The tax benefits attributable to those NOLs have been credited directly to additional paid in capital when utilized to offset taxes payable. In 2017, these NOLs will be recorded on the Company’s consolidated balance sheet upon adoption of ASU 2016-09.

The Company and its subsidiaries have been audited by the Internal Revenue Service (“IRS”) for the 2012 tax year, which audit was completed in February 2015 with the IRS issuing a no change letter. The 2013, 2014 and 2015 Federal tax returns are open for examination. All prior Federal periods are closed, except to the extent that an NOL was generated in a given year and such NOL was utilized during an open tax year or will be utilized in the future.

During the third quarter of 2015, audits of the Company and its consolidated subsidiaries for tax years 2004 through 2006 were completed by New York State resulting in net payments aggregating approximately $16,000 in the period to New York State and New York City. Such amounts had been accrued in prior periods. With few exceptions, the state and local income tax returns are open to examination for the years 2013 through 2015.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $154,000 and $159,000 at December 31, 2016 and 2015, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded a reduction in expense of $(4,000) in 2016 and additional expense, including interest, of $70,000 and $43,000 in 2015 and 2014, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014 follows:

	For the Years Ended December 31,
	2016	2015	2014
Balance at beginning of period	$159,000	$105,000	$62,000
(Reduction) additional provision and interest related to prior years, net	(4,000)	70,000	43,000
Resolution of matters during the period	(1,000)	(16,000)	—

Balance at end of period	$154,000	$159,000	$105,000

The Company expects that a substantial portion of the 2016 balance could be resolved in 2017.

7.	Stockholders’ Equity

On August 30, 2016, the Company’s Board of Directors (the “Board”) authorized a repurchase program of shares of the Company’s common stock up to an aggregate of $5,000,000. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods.

During the year ended December 31, 2016, the Company purchased an aggregate of 54,176 shares of common stock for approximately $1,144,000, or an average price of $21.11 per share, leaving approximately $3,856,000 at December 31, 2016 that may be used to purchase additional shares under the repurchase program in the future. During the years ended December 31, 2015 and 2014, the Company did not repurchase any shares of common stock. From January 1, 2017 through February 24, 2017, the Company purchased an additional 35,496 shares of common stock for approximately $721,000, or an average price of $20.32 per share.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015, and increased the dividend declared and paid to $0.17 per common share for all four quarters of 2016. Dividend payments aggregated approximately $7,747,000, $6,338,000 and $3,698,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

Option Awards

The following table presents option activity and other plan data for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016		2015		2014
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	547,500	$9.61	582,500	$9.52	627,724	$9.05
Granted	—	$—	—	$—	20,000	$18.52
Exercised	(17,500)	$(8.74)	(35,000)	$(8.12)	(56,362)	$(8.25)
Cancelled through cash settlement	—	$—	—	$—	(8,862)	$(4.09)
Forfeited/cancelled/expired	—	$—	—	$—	—	$—

Outstanding at end of period	530,000	$9.64	547,500	$9.61	582,500	$9.52

Options exercisable at end of period	518,000	$9.44	531,500	$9.35	562,500	$9.21

Options exercisable which can be settled in cash	—	$—	—	$—	—	$—

Weighted average fair value of options granted per year (per option)	$—		$—		$7.64

Weighted average remaining contractual life at end of period	2.0 years		3.0 years		3.9 years

In May 2014, the Company granted 20,000 options to one employee. These options, which are accounted for as an equity award, vest ratably over a five-year period and have an exercise price of $18.52 per option, based upon the closing price of the Company’s common stock on the date of grant. For expense purposes, the Company estimated the fair value of each option granted on the date of grant using the Black-Scholes option-pricing model at $7.64 per option. The following table includes the assumptions that were made and the estimated fair value for option grants in 2014 (no option awards were granted during either 2016 or 2015):

2014 Grant
Stock price on grant date	$18.52
Exercise price	$18.52
Dividend yield	2.38%
Risk-free interest rate	2.20%
Expected life	8.0 years
Estimated volatility	47.8%
Fair value of options granted (per option)	$7.64

The following table presents additional option details at December 31, 2016 and 2015:

	Options Outstanding and Exercisable at December 31, 2016				Options Outstanding and Exercisable at December 31, 2015
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)
$7.50	10,000	0.6	$7.50	$147,500	20,000	1.6	$7.50	$324,600
$8.03	225,000	3.6	$8.03	3,200,625	225,000	4.6	$8.03	3,533,625
$10.40	275,000	0.4	$10.40	3,258,750	282,500	1.4	$10.40	3,765,725
$18.52	20,000	7.4	$18.52	74,600	20,000	8.4	$18.52	104,200

	530,000	2.0	$9.64	$6,681,475	547,500	3.0	$9.61	$7,728,150

(A)	The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2016 and 2015, respectively. For purposes of this calculation, the Company’s closing stock prices were $22.25 and $23.73 per share on December 31, 2016 and 2015, respectively.

Dividends are not paid or accrued on unexercised options.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2016, 2015 and 2014:

	For the Years Ended December 31,
	2016	2015	2014
Outstanding at beginning of period	254,041	277,973	365,686
Granted	124,709	83,141	105,132
Common stock delivered (A) (B) (C)	(85,181)	(105,970)	(185,224)
Forfeited	(12,249)	(1,103)	(7,621)

Outstanding at end of period	281,320	254,041	277,973

Intrinsic value (D)	$6,259,000	$6,028,000	$7,275,000

(A)	The 2016 period includes 32,760 shares which were used to settle minimum employee withholding tax obligations for 29 employees of approximately $701,000 in 2016. A net of 52,421 shares of common stock were delivered in 2016.
(B)	The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.
(C)	In the 2014 period, all of the vested RSUs were issued as shares.
(D)	For purposes of this calculation, the Company’s closing stock prices were $22.25, $23.73 and $26.17 per share on December 31, 2016, 2015 and 2014, respectively.

In the year ended December 31, 2016, an aggregate of 118,724 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $20.22 per RSU. In the year ended December 31, 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $22.41 per RSU. In February 2014, an aggregate of 91,431 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.13 per RSU. In December 2014, an aggregate of 6,900 RSUs were granted, which RSUs vest upon the third anniversary of the grant date and had a grant date fair value of $20.43 per RSU. The grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2016, 2015 and 2014 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the years ended December 31, 2016, 2015 and 2014, an aggregate of 5,985 RSUs, 5,736 RSUs and 6,801 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $23.04, $24.03 and $20.28 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors. The Company issued 40,564 shares in 2014, to satisfy the settlement of RSUs related to directors that retired from the Board six months prior.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $2,099,000, $1,773,000 and $1,702,000, respectively, including approximately $138,000 in each year related to non-employee director equity compensation, for the years ended December 31, 2016, 2015 and 2014, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

At December 31, 2016, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $2,398,000. It does not include any awards granted subsequent to December 31, 2016 and does not consider the impact of adoption of ASU 2016-09.

For the Year Ended December 31,	Options	RSUs	Total
2017	$31,000	$1,432,000	$1,463,000
2018	31,000	827,000	858,000
2019	12,000	65,000	77,000
2020	—	—	—

	$74,000	$2,324,000	$2,398,000

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

9.	Commitments and Contingencies

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

Other Operating Commitments

At December 31, 2016, the Company is a tenant under two operating leases, one for the Company’s corporate headquarters in Midtown Manhattan, New York (which expires in October 2025), and one for office space in White Plains, New York (which expires in June 2023). Rent expense was approximately $3,889,000, $2,207,000 and $2,082,000 for the years ended December 31, 2016, 2015 and 2014, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. The 2016 amount also includes the effect of overlapping leases which created a duplication of rent and other occupancy costs from June 1, 2016 to October 31, 2016.

Future minimum lease payments under operating leases at December 31, 2016 are as follows:

For the Year Ended December 31,	Amount
2017	$2,715,000
2018	3,527,000
2019	3,550,000
2020	3,565,000
2021	3,700,000
Thereafter	11,946,000

Total	$29,003,000

The Company has a defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. The Company matches contributions up to 2% of employees’ salaries, as then defined, for 2016, 2015 and 2014 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $289,000, $259,000 and $231,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

10.	Fair Value of Financial Instruments

At December 31, 2016 and 2015, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at December 31, 2016 and 2015. The Company had no debt outstanding at December 31, 2016 and 2015. See Note 5 for additional information about the Company’s debt.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

11.	Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands, except per share amounts)
	2016
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
Total revenue	$12,824	$11,615	$11,537	$11,554

Income from continuing operations	$1,604	$941	$466	$(230)

Net income	$1,604	$941	$466	$(230)

Per share amounts – basic (A):
Income from continuing operations	$0.14	$0.08	$0.04	$(0.02)

Net income	$0.14	$0.08	$0.04	$(0.02)

Per share amounts – diluted (A):
Income from continuing operations	$0.14	$0.08	$0.04	$(0.02)

Net income	$0.14	$0.08	$0.04	$(0.02)

Weighted average number of common shares outstanding:
Basic	11,284	11,322	11,321	11,294

Diluted	11,726	11,781	11,764	11,294

	2015
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
Total revenue	$11,131	$13,416	$12,137	$14,206

Income from continuing operations	$1,293	$2,928	$1,508	$2,342

Net income	$1,222	$4,067	$1,644	$3,372

Per share amounts – basic (A):
Income from continuing operations	$0.12	$0.26	$0.13	$0.21

Net income	$0.11	$0.36	$0.15	$0.30

Per share amounts – diluted (A):
Income from continuing operations	$0.11	$0.25	$0.13	$0.20

Net income	$0.10	$0.35	$0.14	$0.29

Weighted average number of common shares outstanding:
Basic	11,191	11,229	11,236	11,251

Diluted	11,693	11,690	11,721	11,744

(A)	Aggregate quarterly per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.