Form 10-Q
period 2017-03-31
Reis, Inc.
filed 2017-05-09
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☑

The number of the Registrant’s shares of common stock outstanding was 11,515,253 as of April 28, 2017.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,535,980	$21,490,586
Accounts receivable, net	8,787,005	10,743,505
Prepaid and other assets	1,089,171	792,991

Total current assets	31,412,156	33,027,082
Furniture, fixtures and equipment, net of accumulated depreciation of $1,318,748 and $1,082,793, respectively	5,320,129	5,260,443
Intangible assets, net of accumulated amortization of $43,534,020 and $41,861,561, respectively	18,378,463	17,922,282
Deferred tax asset, net	18,073,768	16,814,737
Goodwill	54,824,648	54,824,648
Other assets	278,300	295,349

Total assets	$128,287,464	$128,144,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,528,359	4,031,444
Deferred revenue	24,182,323	25,031,100

Total current liabilities	27,710,682	29,062,544
Other long-term liabilities	2,533,295	1,902,081

Total liabilities	30,243,977	30,964,625

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,534,753 and 11,272,150 shares issued and outstanding, respectively	230,695	225,443
Additional paid in capital	109,289,158	107,668,599
Retained earnings (deficit)	(11,476,366)	(10,714,126)

Total stockholders’ equity	98,043,487	97,179,916

Total liabilities and stockholders’ equity	$128,287,464	$128,144,541

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Subscription revenue	$11,579,362	$11,427,979
Other revenue	546,592	1,395,773

Total revenue	12,125,954	12,823,752
Cost of sales	3,366,351	2,461,571

Gross profit	8,759,603	10,362,181

Operating expenses:
Sales and marketing	3,328,048	2,667,992
Product development	1,166,671	1,005,284
General and administrative expenses	4,120,484	4,084,711

Total operating expenses	8,615,203	7,757,987

Other income (expenses):
Interest and other income	576	8,256
Interest expense	(32,234)	(21,325)

Total other income (expenses)	(31,658)	(13,069)

Income before income taxes	112,742	2,591,125
Income tax (benefit) expense	(422,000)	987,000

Net income	$534,742	$1,604,125

Net income per common share:
Basic	$0.05	$0.14

Diluted	$0.05	$0.14

Weighted average number of common shares outstanding:
Basic	11,447,309	11,283,752

Diluted	11,776,375	11,725,806

Dividends declared per common share	$0.17	$0.17

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2017

(Unaudited)

	Common Shares		Paid in	Retained Earnings	Total Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2016	11,272,150	$225,443	$107,668,599	$(10,714,126)	$97,179,916
Cumulative effect change in accounting principle (as described in Note 2)	—	—	(27,830)	673,861	646,031

Balance, January 1, 2017	11,272,150	225,443	107,640,769	(10,040,265)	97,825,947

Shares issued for vested employee restricted stock units	88,543	1,771	(1,771)	—	—
Shares issued for option exercises	252,500	5,050	2,620,950	—	2,626,000
Stock based compensation, net	—	—	534,717	—	534,717
Dividends	—	—	—	(1,970,843)	(1,970,843)
Stock repurchases	(78,440)	(1,569)	(1,505,507)	—	(1,507,076)
Net income	—	—	—	534,742	534,742

Balance, March 31, 2017	11,534,753	$230,695	$109,289,158	$(11,476,366)	$98,043,487

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$534,742	$1,604,125
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	(613,000)	864,000
Depreciation	235,955	112,870
Amortization of intangible assets	1,672,459	1,378,486
Stock based compensation charges	534,717	534,444
Changes in assets and liabilities:
Accounts receivable, net	1,956,500	6,633,929
Prepaid and other assets	(279,131)	(354,080)
Accrued expenses and other liabilities	255,699	(1,675,828)
Deferred revenue	(848,777)	(3,023,103)

Net cash provided by operating activities	3,449,164	6,074,843

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(2,128,640)	(2,164,321)
Furniture, fixtures and equipment additions	(423,211)	(839,641)

Cash (used in) investing activities	(2,551,851)	(3,003,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(1,970,843)	(1,936,421)
Proceeds from option exercises	2,626,000	—
Payments for option cancellations and restricted stock units	—	(701,159)
Payment of financing costs	—	(180,552)
Stock repurchases	(1,507,076)	—

Net cash (used in) financing activities	(851,919)	(2,818,132)

Net increase in cash and cash equivalents	45,394	252,749
Cash and cash equivalents, beginning of period	21,490,586	28,657,956

Cash and cash equivalents, end of period	$21,535,980	$28,910,705

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$12,778	$6,389

Cash paid during the period for income taxes	$21,671	$288,011

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for furniture, fixtures and equipment additions	$218,760

Accrual for website and database development costs		$175,000

Disposal of fully depreciated furniture, fixtures and equipment		$29,697

Shares issued for vested employee restricted stock units	$1,771	$1,048

Shares issued for option exercises	$5,050	$150

Proceeds receivable from option exercises		$78,000

Proceeds receivable from furniture, fixtures and equipment disposal		$2,091

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017. The consolidated statements of operations and cash flows for the three months ended March 31, 2017 and 2016 are not necessarily indicative of full year results.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (“ASU 2016-09”). Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance on employers’ accounting for (1) an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and (2) forfeitures is also changing. For public business entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted ASU 2016-09 as of January 1, 2017, which included (1) recording an additional deferred tax asset on the consolidated balance sheet of approximately $657,000 and (2) the recording of a cumulative effect change in stockholders’ equity related to the prior treatment of estimated forfeitures as the Company has elected to record forfeitures in the period in which they occur. The cumulative effect change in accounting principle is reflected on the consolidated statement of changes in stockholders’ equity to reconcile from the previously reported December 31, 2016 balances to the recast amounts after giving effect to ASU 2016-09. Other than the items identified, the adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows: Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). ASU 2016-18 intends to address the diversity in practice that exists in the classification and presentation of changes in restricted cash on the statement of cash flows. The amendments require that a

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company does not expect the adoption of ASU 2016-18 to have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides a criteria to determine when an integrated set of assets and activities (a “set”) is not a business and narrows the definition of the term output so that it is consistent with the description of outputs in Topic 606. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is only permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements and disclosures.

Reclassification

Amounts in certain accounts, as presented in the consolidated statements of operations and condensed operating data in Note 3 have been reclassified to conform to the current period presentation. In particular, the Company has changed its presentation of revenue to include two categories: subscription revenue and other revenue.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

3.	Segment Information

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data March 31, 2017	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,913	$2,623	$21,536
Accounts receivable, net	8,787	—	8,787
Prepaid and other assets	973	116	1,089

Total current assets	28,673	2,739	31,412
Furniture, fixtures and equipment, net	5,320	—	5,320
Intangible assets, net	18,378	—	18,378
Deferred tax asset, net	285	17,789	18,074
Goodwill	57,203	(2,378)	54,825
Other assets	278	—	278

Total assets	$110,137	$18,150	$128,287

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,046	483	3,529
Deferred revenue	24,182	—	24,182

Total current liabilities	27,228	483	27,711
Other long-term liabilities	2,533	—	2,533
Deferred tax liability, net	33,534	(33,534)	—

Total liabilities	63,295	(33,051)	30,244
Total stockholders’ equity	46,842	51,201	98,043

Total liabilities and stockholders’ equity	$110,137	$18,150	$128,287

Condensed Balance Sheet Data December 31, 2016	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,903	$1,588	$21,491
Accounts receivable, net	10,744	—	10,744
Prepaid and other assets	622	170	792

Total current assets	31,269	1,758	33,027
Furniture, fixtures and equipment, net	5,260	—	5,260
Intangible assets, net	17,922	—	17,922
Deferred tax asset, net	285	16,530	16,815
Goodwill	57,203	(2,378)	54,825
Other assets	295	—	295

Total assets	$112,234	$15,910	$128,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,724	307	4,031
Deferred revenue	25,031	—	25,031

Total current liabilities	28,755	307	29,062
Other long-term liabilities	1,902	—	1,902
Deferred tax liability, net	32,909	(32,909)	—

Total liabilities	63,566	(32,602)	30,964
Total stockholders’ equity	48,668	48,512	97,180

Total liabilities and stockholders’ equity	$112,234	$15,910	$128,144

(A) Includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended March 31, 2017	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,579	$—	$11,579
Other revenue	547	—	547

Total revenue	12,126	—	12,126
Cost of sales	3,366	—	3,366

Gross profit	8,760	—	8,760

Operating expenses:
Sales and marketing	3,328	—	3,328
Product development	1,167	—	1,167
General and administrative expenses	2,884	1,236	4,120

Total operating expenses	7,379	1,236	8,615
Other income (expenses):
Interest and other income	1	—	1
Interest expense	(33)	—	(33)

Total other income (expenses)	(32)	—	(32)

Income (loss) before income taxes	$1,349	$(1,236)	$113

Condensed Operating Data for the Three Months Ended March 31, 2016	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,428	$—	$11,428
Other revenue	1,396	—	1,396

Total revenue	12,824	—	12,824
Cost of sales	2,462	—	2,462

Gross profit	10,362	—	10,362

Operating expenses:
Sales and marketing	2,668	—	2,668
Product development	1,005	—	1,005
General and administrative expenses	2,796	1,289	4,085

Total operating expenses	6,469	1,289	7,758
Other income (expenses):
Interest and other income	8	—	8
Interest expense	(21)	—	(21)

Total other income (expenses)	(13)	—	(13)

Income (loss) before income taxes	$3,880	$(1,289)	$2,591

(A)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2017.

The Company’s largest individual customer accounted for 4.3% and 11.4% of total revenue for the three months ended March 31, 2017 and 2016, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

The following table presents the accounts receivable balances at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016

Accounts receivable	$8,972,000	$10,862,000
Allowance for doubtful accounts	(185,000)	(118,000)

Accounts receivable, net	$8,787,000	$10,744,000

Nineteen subscribers accounted for an aggregate of approximately 49.5% of accounts receivable at March 31, 2017, with the largest representing 9.6%. Through May 1, 2017, the Company received payments of approximately $3,241,000, or 36.1%, against the March 31, 2017 accounts receivable balance.

At March 31, 2017, the largest individual subscriber accounted for 3.4% of deferred revenue.

4.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2017	December 31, 2016
Database	$29,394,000	$28,146,000
Accumulated amortization	(20,846,000)	(19,974,000)

Database, net	8,548,000	8,172,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(9,494,000)	(9,263,000)

Customer relationships, net	4,606,000	4,837,000

Website	18,418,000	17,538,000
Accumulated amortization	(13,194,000)	(12,624,000)

Website, net	5,224,000	4,914,000

Intangibles, net	$18,378,000	$17,923,000

The Company capitalized approximately $1,248,000 and $1,331,000 to the database intangible asset and $880,000 and $658,000 to the website intangible asset during the three months ended March 31, 2017 and 2016, respectively.

Amortization expense for intangible assets aggregated approximately $1,673,000 for the three months ended March 31, 2017, of which approximately $872,000 related to the database, which is charged to cost of sales, approximately $231,000 related to customer relationships, which is charged to sales and marketing expense and approximately $570,000 related to website development, which is charged to product development expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,378,000 for the three months ended March 31, 2016, of which approximately $612,000 related to the database, approximately $235,000 related to customer relationships, approximately $456,000 related to website development and approximately $75,000 related to the value ascribed to the below market terms of the office lease.

5.	Debt

The Company had no debt outstanding at March 31, 2017 and December 31, 2016.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Debt (continued)

bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at March 31, 2017 and December 31, 2016. No borrowings were made on the Revolver during the three months ended March 31, 2017 and during the year ended December 31, 2016.

6.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2017	2016
Current Federal alternative minimum tax (“AMT”) expense	$19,000	$62,000
Current state and local tax expense	172,000	61,000
Deferred Federal tax (benefit) expense (A)	(473,000)	811,000
Deferred state and local tax (benefit) expense	(140,000)	53,000

Income tax (benefit) expense (B)	$(422,000)	$987,000

(A) Includes an AMT (benefit) of $(19,000) in 2017 and $(62,000) in 2016.
(B) The income tax benefit in the 2017 period resulted from the recognition of a windfall tax benefit on stock options exercised in the 2017 first quarter.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for Federal AMT and for a portion of its state and local income taxes as the New York State and New York City laws enacted in March 2014 and April 2015, respectively, limit the amount of existing NOLs which could be used each year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $18,074,000 and $16,815,000 at March 31, 2017 and December 31, 2016, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the May 2007 merger.

The Company had Federal NOL carryforwards aggregating approximately $38,679,000 at December 31, 2016, as well as significant state and local NOL carryforwards. Approximately $5,961,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,718,000 is not subject to the limitation. The enactment of a 2014 New York State law and a 2015 New York City law limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such NOLs are expected to be fully utilized in the future.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stockholders’ Equity (continued)

During the three months ended March 31, 2017, the Company purchased an aggregate of 78,440 shares of common stock for approximately $1,507,000, or an average price of $19.21 per share. From the inception of the share repurchase program in August 2016 through March 31, 2017, the Company purchased an aggregate of 132,616 shares of common stock for approximately $2,651,000, or an average price of $19.99 per share. During the three months ended March 31, 2016, the Company did not repurchase any shares of common stock.

The Company declared and paid a quarterly cash dividend of $0.17 per common share for both the three months ended March 31, 2017 and 2016. Dividend payments aggregated approximately $1,971,000 and $1,936,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	530,000	$9.64	547,500	$9.61
Granted	—	$—	—	$—
Exercised	(252,500)	$(10.40)	(7,500)	$(10.40)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	277,500	$8.96	540,000	$9.60

Options exercisable at end of period	265,500	$8.52	524,000	$9.33

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Outstanding at beginning of period	281,320	254,041
Granted	133,178	117,788
Common stock delivered (A) (B)	(88,543)	(85,181)
Forfeited	(2,810)	—

Outstanding at end of period	323,145	286,648

Intrinsic value (C)	$5,784,000	$6,751,000

(A) In the 2017 period, all of the vested RSUs were issued as shares.

(B)    The 2016 period includes 32,760 shares which were used to settle minimum employee withholding tax obligations for 29 employees of approximately $701,000 in 2016. A net of 52,421 shares of common stock were delivered in 2016.

(C) For purposes of this calculation, the Company’s closing stock prices were $17.90 and $23.55 per share on March 31, 2017 and 2016, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

In the first quarter of 2017, an aggregate of 131,630 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.67 per RSU. In the first quarter of 2016, an aggregate of 116,336 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $20.15 per RSU.

In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2017 and 2016 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the three months ended March 31, 2017 and 2016, an aggregate of 1,548 RSUs and 1,452 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $22.25 and $23.73 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $535,000 and $534,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended March 31, 2017 and 2016, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

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

	For the Three Months Ended March 31,
	2017	2016
Numerator:
Net income for basic calculation	$534,742	$1,604,125
Adjustments to net income for the impact of dilutive securities	—	—

Net income for dilution calculation	$534,742	$1,604,125

Denominator:
Weighted average common shares – basic	11,447,309	11,283,752
Effect of dilutive securities:
RSUs	135,689	133,498
Stock options	193,377	308,556

Weighted average common shares – diluted	11,776,375	11,725,806

Net income per common share:
Basic	$0.05	$0.14

Diluted	$0.05	$0.14

Potentially dilutive securities include all stock based awards. For the three months ended March 31, 2017 and 2016, certain equity awards were antidilutive.

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

At March 31, 2017 and December 31, 2016, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at March 31, 2017 and December 31, 2016. The Company had no debt outstanding at March 31, 2017 and December 31, 2016. See Note 5 for additional information about the Company’s debt.

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

•	Geography - national coverage of up to 275 of the largest U.S. metropolitan CRE markets, approximately 7,700 discrete market areas and segments with submarket boundaries proprietary to Reis;

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

The following table lists the number of metropolitan markets for each of the nine types of commercial real estate covered by Reis in the property performance database and new construction database:

	March 31, 2017	December 31, 2016
Apartment	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	110
Student housing	200	200
Affordable housing	110	45

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

Property Performance Dababase

Reis is continually expanding its property level and market coverage by geography and property type. In August 2016, Reis introduced coverage on its ninth property type, affordable housing, with information on 176 counties in 45 metropolitan areas and in February 2017, expanded coverage of this property type to include information on 256 counties in 110 metropolitan areas. In addition, in 2017, Reis expects to enhance its market reports in all sectors consistent with many of the enhancements made in March 2016 to its apartment market reports and in June 2016 to its office market reports. These enhancements include licensed photographs, sector-specific details, contact information, effective rent at the property level, sales transaction history, and numerous illustrative charts and graphs, all to fortify Reis’s position as the preferred source for comparables information among all real estate professionals involved in buying, selling, leasing, or managing real estate assets. Reis expects to add similar details to property level reports in other sectors, while also introducing high level analytical modules that take a broader perspective across markets and geographies. Further development plans for 2017 include a module that will allow portfolio managers and C-level executives to look for market opportunities based on Reis’s forecasts at the market and submarket level.

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

Sales Transactions Database

In September 2016, Reis expanded its commercial real estate sales transactions database including virtually all U.S. markets and property types, regardless of geography or sector. The new offering is expected to appeal to mortgage and property originators and underwriters, brokers and appraisers, and any other real estate professionals seeking the most comprehensive database of CRE transactions to source deals, search for related business, or conduct due diligence. Reis’s sales transactions database includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available, as well as other desirable datapoints and licensed photographs. In 2017, the Company expects to add land transactions to this database.

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

Key features of Reis SE include:

•

Market Reports - On a monthly basis, Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing and student housing property types in up to 275 metropolitan areas and approximately 7,700 discrete market areas and segments.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 9, 2017.

Additional Segment Financial Information

See Note 3 to the Company’s consolidated financial statements, included in this filing, for additional information regarding the Company’s segments.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our annual report on Form 10-K for the year ended December 31, 2016.

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

Following is a presentation of revenue, EBITDA and EBITDA margin for the Reis Services segment and revenue, EBITDA, Adjusted EBITDA and the related margins on a consolidated basis (see below for a reconciliation of net income to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)
	For the Three Months Ended		Increase/ (Decrease)	Percentage Increase/ (Decrease)
	March 31,
	2017	2016

Reis Services segment:
Total revenue	$12,126	$12,824	$(698)	(5.4)%
EBITDA	$3,289	$5,382	$(2,093)	(38.9)%
EBITDA margin	27.1%	42.0%
Consolidated:
Total revenue	$12,126	$12,824	$(698)	(5.4)%
EBITDA	$2,053	$4,095	$(2,042)	(49.9)%
EBITDA margin	16.9%	31.9%
Adjusted EBITDA	$2,588	$4,629	$(2,041)	(44.1)%
Adjusted EBITDA margin	21.3%	36.1%

2017 Revenue Performance

Total revenue decreased by approximately $(698,000), or (5.4)%, from the first quarter of 2016 to the first quarter of 2017. Reis’s performance for the first quarter of 2017 relative to the results for the first quarter of 2016 has been impacted by $1,200,000 of revenue from a significant custom data deliverable in the first quarter of 2016 which was not replicated in the 2017 period, offset by the effects of an improving renewal rate and continuing strong new business.

In order to provide insight into 2017 and 2016 relative performance, we have disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The following tables present subscription revenue, other revenue and total revenue for the three months ended March 31, 2017 and 2016.

(amounts in thousands, excluding percentages)

	For the Three Months Ended March 31,
	2017		2016		Variance
	$	% of Total	$	% of Total	$	%

Subscription revenue	$11,579	95.5%	$11,428	89.1%	$151	1.3%
Other revenue (A)	547	4.5%	1,396	10.9%	(849)	(60.8)%

Total revenue	$12,126	100.0%	$12,824	100.0%	$(698)	(5.4)%

(A)	Other revenue includes non-subscription revenue comprised of (1) non-subscription custom data deliverables and (2) one-time settlements.

Subscription Revenue

Subscription revenue increased by approximately $151,000, or 1.3% from the first quarter of 2016 to 2017. It also grew on a consecutive quarter basis by $240,000, or 2.1%. The two factors that have led to our modest subscription revenue growth to start 2017 included: (1) improvement in our trailing twelve month (“TTM”) renewal rates; and (2) continued strong new business.

Renewal Rates — The Company’s improving renewal rates over the last three consecutive quarters has been raising its TTM renewal rates. For the TTM ended March 31, 2017, the Company’s base renewal rate (renewal rate, excluding price increases) was 83.4% and the renewal rate, including price increases, was 86.5%. These rates represent an improvement over the comparable rates as of December 31, 2016, at which time the Company’s base renewal rate was 81.6% and the renewal rate, including price increases, was 85.7%. Reis’s March 31, 2017 and December 31, 2016 TTM renewal rates continued to be negatively impacted by the cancellation of contracts, primarily in the second quarter of 2016, associated with Reis’s intellectual property (“IP”) compliance initiatives, from customer losses from subscribers that exited the CRE business and from aggressive repricing on contract expirations. However, the Company’s 93.7% quarterly renewal rate, including price increases, increased by 410 basis points during the 2017 first quarter.

Many of the 2016 cancellations involved contracts which had prior long-term unauthorized access to Reis data and a substantial monetary settlement. As Reis worked through the renewal cycle of these older and more egregious cases of unauthorized usage, our renewal rates for these compliance accounts and overall renewal rates began to improve in the second half of 2016 and into the first quarter of 2017. On a going-forward basis, the prompt discovery of unauthorized usage allows for more satisfactory resolution, typically by having the non-compliant entity enter into a market-rate subscription and without requiring a monetary settlement and the attendant ill-will. Operationally, in the latter half of 2016, Reis allocated senior account management and customer service resources to work with these accounts. We believe that upgrading the onboarding and account management experience has contributed to improved renewal rates for these accounts and should continue to do so in the future. On a going-forward basis management believes that the reduction in compliance-related cancellations will help to restore our TTM renewal rates over time to be more in line with our historic levels.

In addition to cancellations of IP infringement-related subscribers, other factors combined to exert downward pressure on our TTM renewal rates in 2016 which included: (1) customer losses from subscribers that exited the CRE business or were merger-related; and (2) Reis’s aggressive stance on renewal pricing to ensure equitable alignment among subscribers as it relates to report consumption, number of users, property-type and geographic coverage, length of contract, and the associated subscription fee, among other factors.

Aggressive repricing on contract expirations in the circumstances noted above also placed downward pressure on renewal rates during the first and second quarters of 2016. Although many firms were successfully repriced to levels consistent with their usage and value received, price increases did lead to instances of cancellation. As always, competition is a factor, both with respect to new accounts and renewals with existing subscribers. We believe that our two-pronged strategy of expanding our property types and geographic coverage and the addition of many more property records and granular property-level details has allowed Reis to consolidate its leadership position among vendors of CRE market data and analytics. This assessment is supported by the significant increase in “win-backs” we experienced in 2016 and in the first quarter of 2017, especially as contracts expired between former subscribers and competitive vendors and these firms had the opportunity to return to Reis without the expense associated with maintaining multiple vendors.

As a result of these focused efforts on the improvement of our renewal rates in the second half of 2016 and in the first quarter of 2017, we have realized significant positive momentum. In the first quarter of 2017, the Company’s base renewal rate rose to 91.3% and the renewal rate, including price increases, reached 93.7%; a positive and promising trend of quarter to quarter improvement. In contrast, during the second quarter of 2016, the Company’s quarterly renewal rates hit their recent quarterly lows at a base renewal rate of 73.5% and a renewal rate, including price increases, of 77.4%. Quarterly renewal rates increased to a base renewal rate of 83.7% and a renewal rate, including price increases, of 89.6% for the fourth quarter of 2016.

New Business — The first quarter of 2017 continued to build on the new business successes of the fourth quarter of 2016, with sales that were directly tied to recent product improvements including sales of affordable housing within our existing customer base, and wins associated with our expanded sales transaction database with investment sales brokers, property tax appeal firms and tax assessors.

Other Revenue

The Company’s other revenue includes non-subscription revenue comprised of (1) non-subscription custom data deliverables and (2) one-time settlements.

Custom Data Deliverables — The Company recognized significant revenue in the first quarter of 2016 from a custom data deliverable for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in February 2016, positively impacting results for the first quarter of 2016. Revenue related to this deliverable aggregated $1,200,000 in 2016 (all in the first quarter of 2016).

In 2016 and through March 31, 2017, Reis did not replicate similar custom data sales. As we move forward into 2017, management hopes to be able to identify opportunities to sell custom data files, but structured as a subscription agreement with periodic quarterly updates in order to record revenue ratably, consistent with how the Company recognizes revenue for Reis SE.

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

Revenue from one-time settlement payments aggregated $547,000 and $196,000 in the three months ended March 31, 2017 and 2016, respectively. Although identified instances of non-compliance remains steady, the frequency and dollar amount of one-time settlements can fluctuate each quarter. As our compliance team continues to identify instances of unauthorized access, the period of unauthorized usage is much shorter and report consumption is not as significant as cases that were settled in 2014 and 2015. Management believes that compliance resolutions will yield a continuing and significant volume of subscription contracts and recurring revenue for the foreseeable future.

Other Items Affecting Revenue

In order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. At December 31, 2016, approximately 38% of our subscribers were in multi-year contracts. For multi-year contracts, the average life of multi-year contracts signed in each of the last three years was approximately 2.2 years. There are significant benefits, on a selective basis, of multi-year contracts, including locking in recurring subscription revenue for longer periods, thereby improving our renewal rates and increasing the predictability of future revenues. Operationally, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. If a multi-year contract includes pricing steps on and after the first anniversary, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. There has been, and in the future can be, resulting variability in our growth rates from having such a significant segment of our subscriber base under multi-year agreements.

Deferred Revenue and Aggregate Revenue Under Contract

Two balance-sheet based metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into Reis Services’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. Aggregate Revenue Under Contract is the sum of deferred revenue and future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill and excludes any future revenues expected to be derived from subscribers currently being billed on a monthly basis.

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2017 and 2016, respectively. A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2016 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	March 31,
	2017	2016
Deferred revenue (GAAP basis)	$24,182,000	$22,268,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	23,944,000	22,994,000

Aggregate Revenue Under Contract	$48,126,000	$45,262,000

(A)   Amounts are billable subsequent to March 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2017 was approximately $33,331,000 related to amounts under contract for the forward twelve month period through March 31, 2018. The remainder reflects amounts under contract beyond March 31, 2018. The forward twelve month Aggregate Revenue Under Contract amount is approximately 71.2% of total revenue on a trailing twelve month basis at March 31, 2017 of approximately $46,832,000. For comparison purposes, at March 31, 2016, the forward twelve month Aggregate Revenue Under Contract was $31,486,000 and approximately 59.9% of total revenue.

2017 Reis Services EBITDA, Consolidated Adjusted EBITDA and Net Income Performance

Reis Services EBITDA for the three months ended March 31, 2017 was $3,289,000, a decrease of $(2,093,000), or (38.9)%, from the first quarter 2016 amount. The decrease was primarily derived from the decrease in revenue of $(698,000), as described above, and an increase in operating expenses for the Reis Services segment of $1,395,000, an increase of 18.7% in the first quarter of 2017 over the 2016 comparable period. The Reis Services EBITDA margin of 27.1% for the three months ended March 31, 2017 was lower than the reported Reis Services EBITDA margin of 42.0% in the 2016 comparable period. See “— Results of Operations” for a discussion of the variances for specific expenses.

Consolidated Adjusted EBITDA for the three months ended March 31, 2017 was $2,588,000, a decrease of $(2,041,000) or (44.1)%, from the first quarter 2016 amount. The decrease in Adjusted EBITDA reflects the revenue and Reis Services EBITDA decreases discussed above. The consolidated Adjusted EBITDA margin was 21.3% for the first quarter of 2017.

Net income for the three months ended March 31, 2017 was $535,000, a decrease of $(1,069,000), or (66.6)%, from the first quarter 2016 reported net income of $1,604,000. This decrease reflects the revenue decrease of $(698,000), operating expense increases of $1,344,000, the effects of increased amortization expense in 2017 in connection with database and website investments of $294,000, as well as from increased depreciation expense from the build out and furnishing of our new corporate headquarters which was completed in October 2016 of $123,000 and an increase in other expenses of $19,000, offset by the decrease in the consolidated tax provision of $1,409,000 due to the recognition of a windfall tax benefit on stock options exercised in the 2017 first quarter.

The Company continues to make significant investments in our business, including our core Reis SE platform and in our portfolio analytics offering. As a result of these initiatives, our employment related costs increased throughout 2016 across all departments including strategic hires in sales and operations. The pace of our database and website enhancements accelerated in 2016 and into 2017. Management believes that the investments it has made in 2016, and is continuing to make in 2017, will further the differentiation between Reis and other U.S. commercial real estate market information providers.

Reconciliations of Net Income to EBITDA and Adjusted EBITDA

We define EBITDA as earnings (net income) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as earnings before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate supplemental financial measures to be considered in addition to the reported GAAP basis financial information which may assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing

EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. EBITDA and Adjusted EBITDA are presented both for the Reis Services segment and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and for making assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services segment. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)
Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$535
Income tax (benefit)			(422)

Income (loss) before income taxes	$1,349	$(1,236)	113
Add back:
Depreciation and amortization expense	1,908	—	1,908
Interest expense (income), net	32	—	32

EBITDA	3,289	(1,236)	2,053
Add back:
Stock based compensation expense, net	—	535	535

Adjusted EBITDA	$3,289	$(701)	$2,588

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$1,604
Income tax expense			987

Income (loss) before income taxes	$3,880	$(1,289)	2,591
Add back:
Depreciation and amortization expense	1,489	2	1,491
Interest expense (income), net	13	—	13

EBITDA	5,382	(1,287)	4,095
Add back:
Stock based compensation expense, net	—	534	534

Adjusted EBITDA	$5,382	$(753)	$4,629

(A) Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2017 and 2016

Total revenue and related cost of sales were approximately $12,126,000 and $3,366,000, respectively, for the three months ended March 31, 2017, which resulted in a gross profit for the Reis Services segment of approximately $8,760,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $872,000 during this period. Total revenue and related cost of sales were approximately $12,824,000 and $2,462,000, respectively, for the three months ended March 31, 2016, which resulted in a gross profit for the Reis Services segment of approximately $10,362,000. Amortization expense included in cost of sales was approximately $612,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA. The increase in cost of sales of $904,000 resulted from greater employment related costs, specifically from hiring during 2016 and 2017, coupled with compensation increases and higher benefit costs than in the 2016 period of $644,000 and a $260,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $3,328,000 and $2,668,000 for the three months ended March 31, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $231,000 and $235,000 during the three months ended March 31, 2017 and 2016, respectively. The increase in sales and marketing expenses between the two periods of approximately $660,000 resulted from increases in employment related costs due to additional headcount related to hiring in sales management, sales enablement and marketing in 2016 and in the first quarter of 2017, coupled with compensation increases and higher benefit costs than in the 2016 period.

Product development expenses were approximately $1,167,000 and $1,005,000 for the three months ended March 31, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $570,000 and $456,000 during the three months ended March 31, 2017 and 2016, respectively. Product development costs increased $162,000, primarily due to increased amortization expense of $114,000 and increased employment related costs of $48,000 from hiring during 2016, coupled with compensation increases and higher benefit costs than in the 2016 period.

General and administrative expenses of approximately $4,120,000 for the three months ended March 31, 2017 included current period expenses of approximately $3,350,000, depreciation expense of approximately $235,000 for furniture, fixtures and equipment, and approximately $535,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $4,085,000 for the three months ended March 31, 2016 included current period expenses of approximately $3,363,000, approximately $75,000 for the lease value intangible asset amortization (which fully amortized in 2016) and furniture, fixtures and equipment depreciation of $113,000, and approximately $534,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net decrease in general and administrative expenses of $(13,000) was primarily the result of decreased legal and other professional fees, offset by increased occupancy related costs from office space expansion and increased employment related costs in the 2017 period. The increase in depreciation expense of $122,000 in the first quarter 2017 over the corresponding 2016 period is a result of the build out and furnishing of our new corporate headquarters which was completed in October 2016.

Interest expense of $33,000 and $21,000 during the three months ended March 31, 2017 and 2016, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended March 31, 2017 or 2016.

The income tax benefit of $422,000 during the three months ended March 31, 2017 reflected a deferred Federal tax benefit of $473,000 and a deferred state and local tax benefit of $140,000, offset by current Federal AMT expense of $19,000 and $172,000 of current state and local tax expense. The income tax benefit resulted from the recognition of a windfall tax benefit on stock options exercised in the 2017 first quarter. Income tax expense of $987,000 during the three months ended March 31, 2016 reflected deferred Federal tax expense of $811,000, deferred state and local tax expense of $53,000, current Federal AMT expense of $62,000 and current state and local tax expense of $61,000.

Income Taxes

For more information regarding income taxes, see Note 6 to the Company’s consolidated financial statements included in this filing.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $21,536,000 at March 31, 2017, an increase of $45,000 from the December 31, 2016 balance of approximately $21,491,000. The Company had cash flows provided by its operating activities of $3,449,000, and the Company received $2,626,000 in proceeds associated with the exercise of 252,500 options in the period. The Company’s cash uses in the first quarter of 2017 included: (1) making investments in its websites and databases of $2,129,000, (2) spending on tenant improvements and furniture, fixtures and equipment associated with the new office spaces of approximately $423,000, (3) paying aggregate dividends of approximately $1,971,000 and (4) repurchasing 78,440 shares of the Company’s common stock in an aggregate amount of approximately $1,507,000 in the three months ended March 31, 2017.

At March 31, 2017, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including a further increase in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; any open invoices for tenant improvements and related spending for new corporate headquarters space; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at March 31, 2017, approximately $2,349,000 remained available to be purchased under our current share purchase authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock.

The Company has a $20,000,000 revolving credit facility, which expires in January 2019. For additional information regarding the Revolver, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

In the future, the Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase additional shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2017, or thereafter.

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

During the three months ended March 31, 2017, the Company purchased an aggregate of 78,440 shares of common stock, at an average price of $19.21 per share, leaving approximately $2,349,000 at March 31, 2017 that may be used to purchase additional shares under the program. Cumulatively, the Company repurchased an aggregate of 132,616 shares of common stock, or approximately 1.2% of the common shares outstanding at the time of the Board’s initial authorization on August 30, 2016. No repurchases were made prior to August 30, 2016 during 2016.

Changes in Cash Flows

Cash flows for the three months ended March 31, 2017 and 2016 are summarized as follows:

	For the Three Months Ended March 31,
	2017	2016
Net cash provided by operating activities	$3,449,164	$6,074,843
Cash (used in) investing activities	(2,551,851)	(3,003,962)
Net cash (used in) financing activities	(851,919)	(2,818,132)

Net increase in cash and cash equivalents	$45,394	$252,749

Net cash provided by operating activities decreased $(2,626,000) from $6,075,000 provided in the 2016 period to $3,449,000 provided in the 2017 period. This decrease was primarily due to the timing of collections for outstanding receivables.

Cash used in investing activities decreased by $(452,000) from $3,004,000 used in the 2016 period to $2,552,000 used in the 2017 period. This change resulted from a $417,000 decrease in purchases of furniture, fixtures and equipment in the 2017 period, coupled with a $(35,000) decrease of cash used in the 2017 period as compared to the 2016 period for website and database development costs for continuing product development initiatives. The expectation for the remainder of 2017 is that cash used for website and database development will exceed amounts capitalized in 2016.

Net cash used in financing activities were approximately $852,000 and $2,818,000 in the 2017 and 2016 periods, respectively. The 2017 period includes approximately $1,971,000 for dividends declared and paid in the first quarter of 2017 and stock repurchases aggregating $1,507,000, offset by proceeds from the exercise of stock options by Reis employees aggregating $2,626,000. The 2016 period includes cash uses of approximately $1,936,000 for dividends declared and paid in the first quarter of 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs and $181,000 of deferred financing costs related to the expansion and extension of the Revolver in that period.

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

•

statements relating to business prospects, potential acquisitions, sources and uses of cash, revenue, expenses, margins, net income (loss), cash flows, renewal rates, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA (as defined herein), Adjusted EBITDA (as defined herein) and Aggregate Revenue Under Contract (as defined herein); and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

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

•

the risk factors listed under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission on March 9, 2017.

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

At March 31, 2017 and December 31, 2016, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three months ended March 31, 2017 and throughout 2016, the Company did not have any interest rate caps. No debt was outstanding at March 31, 2017 and December 31, 2016. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

Item 4. Controls and Procedures.

As of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2017 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, which was filed with the SEC on March 9, 2017, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements” for additional information.

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

During the first quarter of 2017, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	19,268	$20.23	$19,268	$3,466,000
February 1, 2017 to February 28, 2017	18,228	$20.34	$18,228	$3,095,000
March 1, 2017 to March 31, 2017	40,944	$18.23	$40,944	$2,349,000

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

Date: May 9, 2017