Form 10-Q
period 2017-06-30
Reis, Inc.
filed 2017-08-01
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of the Registrant’s shares of common stock outstanding was 11,512,485 as of July 21, 2017.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,882,602	$21,490,586
Accounts receivable, net	9,308,624	10,743,505
Prepaid and other assets	741,247	792,991

Total current assets	28,932,473	33,027,082
Furniture, fixtures and equipment, net of accumulated depreciation of $1,568,556 and $1,082,793, respectively	5,374,820	5,260,443
Intangible assets, net of accumulated amortization of $45,229,777 and $41,861,561, respectively	19,081,875	17,922,282
Deferred tax asset, net	17,964,768	16,814,737
Goodwill	54,824,648	54,824,648
Other assets	256,628	295,349

Total assets	$126,435,212	$128,144,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,313,580	4,031,444
Deferred revenue	24,183,184	25,031,100

Total current liabilities	27,496,764	29,062,544
Other long-term liabilities	2,614,065	1,902,081

Total liabilities	30,110,829	30,964,625

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,512,485 and 11,272,150 shares issued and outstanding, respectively	230,250	225,443
Additional paid in capital	109,144,487	107,668,599
Retained earnings (deficit)	(13,050,354)	(10,714,126)

Total stockholders’ equity	96,324,383	97,179,916

Total liabilities and stockholders’ equity	$126,435,212	$128,144,541

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue:
Subscription revenue	$11,429,089	$11,369,420	$23,008,451	$22,797,399
Other revenue	280,131	245,250	826,723	1,641,023

Total revenue	11,709,220	11,614,670	23,835,174	24,438,422
Cost of sales	3,216,079	2,494,753	6,582,430	4,956,324

Gross profit	8,493,141	9,119,917	17,252,744	19,482,098

Operating expenses:
Sales and marketing	3,105,068	3,024,664	6,433,116	5,692,656
Product development	1,105,627	1,015,370	2,272,298	2,020,654
General and administrative expenses	3,712,557	3,536,741	7,833,041	7,621,452

Total operating expenses	7,923,252	7,576,775	16,538,455	15,334,762

Other income (expenses):
Interest and other income	1,126	5,910	1,702	14,166
Interest expense	(32,372)	(28,216)	(64,606)	(49,541)

Total other income (expenses)	(31,246)	(22,306)	(62,904)	(35,375)

Income before income taxes	538,643	1,520,836	651,385	4,111,961
Income tax expense (benefit)	141,000	580,000	(281,000)	1,567,000

Net income	$397,643	$940,836	$932,385	$2,544,961

Net income per common share:
Basic	$0.03	$0.08	$0.08	$0.23

Diluted	$0.03	$0.08	$0.08	$0.22

Weighted average number of common shares outstanding:
Basic	11,514,123	11,321,711	11,480,900	11,302,731

Diluted	11,777,017	11,780,871	11,762,805	11,762,210

Dividends declared per common share	$0.17	$0.17	$0.34	$0.34

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2017

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2016	11,272,150	$225,443	$107,668,599	$(10,714,126)	$97,179,916
Cumulative effect change in accounting principle (as described in Note 2)	—	—	(27,830)	673,861	646,031

Balance, January 1, 2017	11,272,150	225,443	107,640,769	(10,040,265)	97,825,947

Shares issued for vested employee restricted stock units	88,543	1,771	(1,771)	—	—
Shares issued for option exercises	285,000	5,700	2,929,300	—	2,935,000
Stock based compensation, net	—	—	1,110,480	—	1,110,480
Dividends	—	—	—	(3,942,474)	(3,942,474)
Stock repurchases	(133,208)	(2,664)	(2,534,291)	—	(2,536,955)
Net income	—	—	—	932,385	932,385

Balance, June 30, 2017	11,512,485	$230,250	$109,144,487	$(13,050,354)	$96,324,383

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$932,385	$2,544,961
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	(504,000)	1,266,000
Depreciation	485,763	264,993
Amortization of intangible assets	3,368,216	2,811,949
Stock based compensation charges	1,110,480	1,056,261
Changes in assets and liabilities:
Accounts receivable, net	1,434,881	7,058,758
Prepaid and other assets	90,465	(122,298)
Accrued expenses and other liabilities	90,888	(2,212,570)
Deferred revenue	(847,916)	(4,446,190)

Net cash provided by operating activities	6,161,162	8,221,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(4,527,809)	(4,461,366)
Furniture, fixtures and equipment additions	(696,908)	(1,261,688)
Proceeds from sale of furniture, fixtures and equipment	—	2,091

Net cash (used in) investing activities	(5,224,717)	(5,720,963)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(3,942,474)	(3,876,066)
Proceeds from option exercises	2,935,000	153,000
Payments for option cancellations and restricted stock units	—	(701,159)
Payment of financing costs	—	(180,552)
Stock repurchases	(2,536,955)	—

Net cash (used in) financing activities	(3,544,429)	(4,604,777)

Net decrease in cash and cash equivalents	(2,607,984)	(2,103,876)
Cash and cash equivalents, beginning of period	21,490,586	28,657,956

Cash and cash equivalents, end of period	$18,882,602	$26,554,080

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$25,278	$17,083

Cash paid during the period for income taxes	$189,148	$519,431

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accrual for furniture, fixtures and equipment additions	$(96,768)	$688,337

Disposal of fully depreciated furniture, fixtures and equipment		$64,039

Shares issued for vested employee restricted stock units	$1,771	$1,048

Shares issued for option exercises	$5,700	$—

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017. The consolidated statements of operations for the three and six months ended June 30, 2017 and 2016 and the consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are not necessarily indicative of full year results.

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

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. ASU 2014-09 is effective for annual periods beginning after December 15, 2017. The Company is currently evaluating the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures. Such evaluation includes the identification of each of the Company’s revenue streams and the impact, if any, that the new standard may have on accounting for them. Additionally, the Company’s evaluation considers the impact of the new standard on accounting for certain costs associated with contracting with customers, such as commissions. As of the date of this report, the Company has not determined the method of adoption and has not determined if there will be a change in how revenue or expenses will be recorded under the new standard. The Company does not expect to early adopt ASU 2014-09.

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

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (“ASU 2016-09”). Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance on employers’ accounting for (1) an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and (2) forfeitures is also changing. For public business entities, ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted ASU 2016-09 as of January 1, 2017, which included (1) recording an additional deferred tax asset on the consolidated balance sheet of approximately $657,000 and (2) the recording of a cumulative effect change in stockholders’ equity related to the prior treatment of estimated forfeitures of $28,000 as the Company has elected to record forfeitures in the period in which they occur. The cumulative effect change in accounting principle is reflected on the consolidated statement of changes in stockholders’ equity to reconcile from the previously reported December 31, 2016 balances to the recast amounts after giving effect to ASU 2016-09. Other than the items identified, the adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides criteria to determine when an integrated set of assets and activities (a “set”) is not a business and narrows the definition of the term output so that it is consistent with the description of outputs in Topic 606. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is only permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted on or after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to have a material impact on its consolidated financial statements and disclosures.

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

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data June 30, 2017	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$17,336	$1,547	$18,883
Accounts receivable, net	9,309	—	9,309
Prepaid and other assets	719	21	740

Total current assets	27,364	1,568	28,932
Furniture, fixtures and equipment, net	5,375	—	5,375
Intangible assets, net	19,082	—	19,082
Deferred tax asset, net	285	17,680	17,965
Goodwill	57,203	(2,378)	54,825
Other assets	256	—	256

Total assets	$109,565	$16,870	$126,435

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,069	245	3,314
Deferred revenue	24,183	—	24,183

Total current liabilities	27,252	245	27,497
Other long-term liabilities	2,614	—	2,614
Deferred tax liability, net	34,118	(34,118)	—

Total liabilities	63,984	(33,873)	30,111
Total stockholders’ equity	45,581	50,743	96,324

Total liabilities and stockholders’ equity	$109,565	$16,870	$126,435

Condensed Balance Sheet Data December 31, 2016	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$19,903	$1,588	$21,491
Accounts receivable, net	10,744	—	10,744
Prepaid and other assets	622	170	792

Total current assets	31,269	1,758	33,027
Furniture, fixtures and equipment, net	5,260	—	5,260
Intangible assets, net	17,922	—	17,922
Deferred tax asset, net	285	16,530	16,815
Goodwill	57,203	(2,378)	54,825
Other assets	295	—	295

Total assets	$112,234	$15,910	$128,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,724	307	4,031
Deferred revenue	25,031	—	25,031

Total current liabilities	28,755	307	29,062
Other long-term liabilities	1,902	—	1,902
Deferred tax liability, net	32,909	(32,909)	—

Total liabilities	63,566	(32,602)	30,964
Total stockholders’ equity	48,668	48,512	97,180

Total liabilities and stockholders’ equity	$112,234	$15,910	$128,144

(A)	Includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended June 30, 2017	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,429	$—	$11,429
Other revenue	280	—	280

Total revenue	11,709	—	11,709
Cost of sales	3,216	—	3,216

Gross profit	8,493	—	8,493
Operating expenses:
Sales and marketing	3,105	—	3,105
Product development	1,106	—	1,106
General and administrative expenses	2,728	985	3,713

Total operating expenses	6,939	985	7,924
Other income (expenses):
Interest and other income	—	1	1
Interest expense	(32)	—	(32)

Total other income (expenses)	(32)	1	(31)

Income (loss) before income taxes	$1,522	$(984)	$538

Condensed Operating Data for the Three Months Ended June 30, 2016	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,369	$—	$11,369
Other revenue	245	—	245

Total revenue	11,614	—	11,614
Cost of sales	2,494	—	2,494

Gross profit	9,120	—	9,120
Operating expenses:
Sales and marketing	3,025	—	3,025
Product development	1,016	—	1,016
General and administrative expenses	2,535	1,001	3,536

Total operating expenses	6,576	1,001	7,577
Other income (expenses):
Interest and other income	6	—	6
Interest expense	(28)	—	(28)

Total other income (expenses)	(22)	—	(22)

Income (loss) before income taxes	$2,522	$(1,001)	$1,521

(A)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Six Months Ended June 30, 2017	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$23,008	$—	$23,008
Other revenue	827	—	827

Total revenue	23,835	—	23,835
Cost of sales	6,582	—	6,582

Gross profit	17,253	—	17,253
Operating expenses:
Sales and marketing	6,433	—	6,433
Product development	2,273	—	2,273
General and administrative expenses	5,612	2,221	7,833

Total operating expenses	14,318	2,221	16,539
Other income (expenses):
Interest and other income	1	1	2
Interest expense	(65)	—	(65)

Total other income (expenses)	(64)	1	(63)

Income (loss) before income taxes	$2,871	$(2,220)	$651

Condensed Operating Data for the Six Months Ended June 30, 2016	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$22,797	$—	$22,797
Other revenue	1,641	—	1,641

Total revenue	24,438	—	24,438
Cost of sales	4,956	—	4,956

Gross profit	19,482	—	19,482
Operating expenses:
Sales and marketing	5,693	—	5,693
Product development	2,021	—	2,021
General and administrative expenses	5,331	2,290	7,621

Total operating expenses	13,045	2,290	15,335
Other income (expenses):
Interest and other income	14	—	14
Interest expense	(49)	—	(49)

Total other income (expenses)	(35)	—	(35)

Income (loss) before income taxes	$6,402	$(2,290)	$4,112

(A)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2017.

The Company’s largest individual customer accounted for 3.3% and 8.1% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

The following table presents the accounts receivable balances at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016

Accounts receivable	$9,568,000	$10,862,000
Allowance for doubtful accounts	(259,000)	(118,000)

Accounts receivable, net	$9,309,000	$10,744,000

Seventeen subscribers accounted for an aggregate of approximately 55.7% of accounts receivable at June 30, 2017, with the largest representing 12.1%. Through July 31, 2017, the Company received payments of approximately $4,711,000 or 49.2%, against the June 30, 2017 accounts receivable balance.

At June 30, 2017, the largest individual subscriber accounted for 4.7% of deferred revenue.

4.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2017	December 31, 2016

Database	$30,923,000	$28,146,000
Accumulated amortization	(21,763,000)	(19,974,000)

Database, net	9,160,000	8,172,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(9,725,000)	(9,263,000)

Customer relationships, net	4,375,000	4,837,000

Website	19,289,000	17,538,000
Accumulated amortization	(13,742,000)	(12,624,000)

Website, net	5,547,000	4,914,000

Intangibles, net	$19,082,000	$17,923,000

The Company capitalized approximately $1,529,000 and $1,390,000 during the three months ended June 30, 2017 and 2016, respectively, and approximately $2,777,000 and $2,721,000 during the six months ended June 30, 2017 and 2016, respectively, to the database intangible asset. The Company capitalized approximately $871,000 and $732,000 during the three months ended June 30, 2017 and 2016, respectively, and $1,751,000 and $1,390,000 during the six months ended June 30, 2017 and 2016, respectively, to the website intangible asset.

Amortization expense for intangible assets aggregated approximately $1,696,000 and $3,369,000 for the three and six months ended June 30, 2017, of which approximately $917,000 and $1,789,000 related to the database, which is charged to cost of sales, approximately $231,000 and $462,000 related to customer relationships, which is charged to sales and marketing expense and approximately $548,000 and $1,118,000 related to website development, which is charged to product development expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,434,000 and $2,812,000 for the three and six months ended June 30, 2016, of which approximately $658,000 and $1,270,000 related to the database, approximately $234,000 and $469,000 related to customer relationships, approximately $466,000 and $922,000 related to website development, and approximately $76,000 and $151,000 related to the value ascribed to the below market terms of a then existing office lease.

5.	Debt

The Company had no debt outstanding at June 30, 2017 and December 31, 2016.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three-year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Debt (continued)

for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at June 30, 2017 and December 31, 2016. No borrowings were made on the Revolver during the three and six months ended June 30, 2017 and during the year ended December 31, 2016.

6.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Current Federal alternative minimum tax (“AMT”) expense	$16,000	$79,000	$35,000	$141,000
Current state and local tax expense	16,000	99,000	188,000	160,000
Deferred Federal tax expense (benefit) (A)	103,000	434,000	(370,000)	1,245,000
Deferred state and local tax expense (benefit)	6,000	(32,000)	(134,000)	21,000

Income tax expense (benefit) (B)	$141,000	$580,000	$(281,000)	$1,567,000

(A)   Includes an AMT (benefit) of $(16,000) and $(79,000) in the three months ended June 30, 2017 and 2016, respectively, and $(35,000) and $(141,000) in the six months ended June 30, 2017 and 2016, respectively.

(B)   The income tax benefit in the six months ended June 30, 2017 and the lower income tax expense in the three months ended June 30, 2017 resulted from the recognition of a windfall tax benefit on stock options exercised in the six months ended June 30, 2017.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $17,965,000 and $16,815,000 at June 30, 2017 and December 31, 2016, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the May 2007 merger.

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

During the three and six months ended June 30, 2017, the Company purchased an aggregate of 54,768 and 133,208 shares of common stock, respectively, for approximately $1,030,000 and $2,537,000, or an average price of $18.80 and $19.05 per share, respectively. From the inception of the share repurchase program in August 2016 through June 30, 2017, the Company purchased an aggregate of 187,384 shares of common stock for approximately $3,681,000 or an average price of $19.64 per share. During the three and six months ended June 30, 2016, the Company did not repurchase any shares of common stock.

The Company declared and paid a quarterly cash dividend of $0.17 per common share for the first and second quarters of 2017 and 2016. Dividend payments aggregated approximately $1,971,000 and $3,942,000 for the three and six months ended June 30, 2017, respectively, and $1,940,000 and $3,876,000 in the three and six months ended June 30, 2016, respectively.

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

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	530,000	$9.64	547,500	$9.61
Granted	—	$—	—	$—
Exercised	(285,000)	$(10.30)	(17,500)	$(8.74)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	245,000	$8.88	530,000	$9.64

Options exercisable at end of period	237,000	$8.56	518,000	$9.44

RSU Awards

The following table presents the changes in RSUs outstanding for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,
	2017	2016

Outstanding at beginning of period	281,320	254,041
Granted	135,104	121,640
Common stock delivered (A) (B)	(88,543)	(85,181)
Forfeited	(2,810)	(1,120)

Outstanding at end of period	325,071	289,380

Intrinsic value (C)	$6,908,000	$7,206,000

(A) In the 2017 period, all of the vested RSUs were issued as shares.

(B)   The 2016 period includes 32,760 shares which were used to settle minimum employee withholding tax obligations for 29 employees of approximately $701,000 in 2016. A net of 52,421 shares of common stock were delivered in 2016.

(C) For purposes of this calculation, the Company’s closing stock prices were $21.25 and $24.90 per share on June 30, 2017 and 2016, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

In the six months ended June 30, 2017, an aggregate of 131,630 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.67 per RSU. In the six months ended June 30, 2016, an aggregate of 118,724 RSUs were granted to employees, which RSUs vest one-third a year over three years and had an average grant date fair value of $20.22 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2017 and 2016 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the six months ended June 30, 2017 and 2016, an aggregate of 3,474 RSUs and 2,916 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $19.84 and $23.64 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $575,000 and $522,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended June 30, 2017 and 2016, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the six months ended June 30, 2017 and 2016, the Company recorded non-cash compensation expense of approximately $1,110,000 and $1,056,000, respectively, including $69,000 in each period related to non-employee director equity compensation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Numerator:
Net income for basic calculation	$397,643	$940,836	$932,385	$2,544,961
Adjustments to net income for the impact of dilutive securities	—	—	—	—

Net income for dilution calculation	$397,643	$940,836	$932,385	$2,544,961

Denominator:
Weighted average common shares – basic	11,514,123	11,321,711	11,480,900	11,302,731
Effect of dilutive securities:
RSUs	122,705	142,094	115,458	146,490
Stock options	140,189	317,066	166,447	312,989

Weighted average common shares – diluted	11,777,017	11,780,871	11,762,805	11,762,210

Net income per common share:
Basic	$0.03	$0.08	$0.08	$0.23

Diluted	$0.03	$0.08	$0.08	$0.22

Potentially dilutive securities include all stock based awards. For the three and six months ended June 30, 2017 and 2016, certain equity awards were antidilutive.

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

At June 30, 2017 and December 31, 2016, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at June 30, 2017 and December 31, 2016. The Company had no debt outstanding at June 30, 2017 and December 31, 2016. See Note 5 for additional information about the Company’s debt.

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

The following table lists the number of metropolitan markets for each of the nine types of commercial real estate covered by Reis in the property performance database:

	June 30,	December 31,
	2017	2016
Apartment	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	110
Student housing	200	200
Affordable housing	110	45

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

Property Performance Dababase

Reis is continually expanding its property level databases and market coverage by geography and property type. In August 2016, Reis introduced coverage on its ninth property type, affordable housing, with information on 176 counties in 45 metropolitan areas and in February 2017, expanded coverage of this property type to include information on 256 counties in 110 metropolitan areas. During 2017, Reis has been enhancing its property comparables reports in all sectors consistent with many of the enhancements made in March 2016 to its apartment property comparables reports and in June 2016 to its office property comparables reports. These enhancements include licensed photographs, sector-specific details, contact information, effective rent at the property level, sales transaction history, and numerous illustrative charts and graphs, all to fortify Reis’s position as the preferred source for comparables information among all real estate professionals involved in buying, selling, leasing, or managing real estate assets. During April 2017, Reis enhanced its Market Analytics module, a tool that empowers portfolio managers and C-level executives to look for market opportunities based on Reis’s forecasts at the market and submarket levels.

Reis’s core property performance database contains information on competitive, income-producing properties in the U.S. apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the market and submarket levels are also subjected to comprehensive quality controls.

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

Sales Transactions Database

In September 2016, Reis expanded its commercial real estate sales transactions database to include virtually all U.S. markets and property types, regardless of geography or sector. The new offering appeals to mortgage and property originators and underwriters, brokers and appraisers, and more broadly to real estate professionals seeking the most comprehensive database of CRE transactions to source deals, search for related business, or conduct due diligence. Reis’s sales transactions database includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available, as well as other desirable datapoints and licensed photographs. In July 2017, the Company added land transactions to this database which includes history across virtually all U.S. counties for land transactions as well as other information such as parcel boundaries and taxes.

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

Key features of Reis SE include:

•

Market Reports - Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing property types in up to 275 metropolitan areas and approximately 7,700 discrete market areas and segments.

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

Application Program Interface (“API”)

During the second quarter of 2017, Reis completed development of an Application Program Interface, commonly referred to as an API. The API is a system that allows firms to gain access to Reis data elements directly into internal systems without going through Reis SE. For Reis, the strategic importance of the API is threefold. First, the opportunity to deliver Reis data directly into an institution’s internal systems appeals to the contract signers and executives responsible for maximizing the productivity of originators, underwriters, or analysts, replacing the need to manually re-key data onto internal forms. Second, the API integrates Reis data into clients’ processes to increase adoption and heighten the probability of longer-term contractual relationships. Finally, Reis’s API is responsive to many of the challenges and opportunities stimulated by FinTech and related technologies, as well as heightened regulatory scrutiny.

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

(amounts in thousands, excluding percentages)
	For the Three Months Ended			Percentage
	June 30,		Increase/	Increase/
	2017	2016	(Decrease)	(Decrease)
Reis Services segment:
Total revenue	$11,709	$11,614	$95	0.8%
EBITDA	$3,501	$4,127	$(626)	(15.2)%
EBITDA margin	29.9%	35.5%
Consolidated:
Total revenue	$11,709	$11,614	$95	0.8%
EBITDA	$2,516	$3,129	$(613)	(19.6)%
EBITDA margin	21.5%	26.9%
Adjusted EBITDA	$3,091	$3,651	$(560)	(15.3)%
Adjusted EBITDA margin	26.4%	31.4%

	For the Six Months Ended			Percentage
	June 30,		Increase/	Increase/
	2017	2016	(Decrease)	(Decrease)
Reis Services segment:
Total revenue	$23,835	$24,438	$(603)	(2.5)%
EBITDA	$6,790	$9,509	$(2,719)	(28.6)%
EBITDA margin	28.5%	38.9%
Consolidated:
Total revenue	$23,835	$24,438	$(603)	(2.5)%
EBITDA	$4,569	$7,224	$(2,655)	(36.8)%
EBITDA margin	19.2%	29.6%
Adjusted EBITDA	$5,679	$8,280	$(2,601)	(31.4)%
Adjusted EBITDA margin	23.8%	33.9%

2017 Revenue Performance

Total revenue increased by approximately $95,000, or 0.8%, from the second quarter of 2016 to the second quarter of 2017. Total revenue decreased by approximately $(603,000), or (2.5)%, in the six months ended June 30, 2017 from the comparable 2016 period. Reis’s performance for the six months ended June 30, 2017 relative to the results for the six months ended June 30, 2016 was impacted by $1,200,000 of revenue from a significant custom data deliverable in the first quarter of 2016 which was not replicated in the 2017 period, offset by the effects of an improving renewal rate and revenue from continuing strong new business.

In order to provide insight into 2017 and 2016 relative performance, we have disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The following tables present subscription revenue, other revenue and total revenue for the three and six months ended June 30, 2017 and 2016.

(amounts in thousands, excluding percentages)
	For the Three Months Ended June 30,
	2017		2016		Variance
	$	% of Total	$	% of Total	$	%
Subscription revenue	$11,429	97.6%	$11,369	97.9%	$60	0.5%
Other revenue (A)	280	2.4%	245	2.1%	35	14.3%

Total revenue	$11,709	100.0%	$11,614	100.0%	$95	0.8%

	For the Six Months Ended June 30,
	2017		2016		Variance
	$	% of Total	$	% of Total	$	%
Subscription revenue	$23,008	96.5%	$22,797	93.3%	$211	0.9%
Other revenue (A)	827	3.5%	1,641	6.7%	(814)	(49.6)%

Total revenue	$23,835	100.0%	$24,438	100.0%	$(603)	(2.5)%

(A)	Other revenue includes non-subscription revenue comprised of (1) non-subscription custom data deliverables and (2) one-time settlements.

Subscription Revenue

Subscription revenue increased by approximately $60,000, or 0.5% in the three months ended June 30, 2017 and by $211,000, or 0.9% in the six months ended June 30, 2017 over the comparable 2016 periods. The two factors that have led to our modest subscription revenue growth in the first half of fiscal 2017 included: (1) improvement in our trailing twelve-month (“TTM”) renewal rates; and (2) new business.

Renewal Rates — The Company’s TTM base renewal rate (renewal rate, excluding price increases) was 85.9% and the renewal rate, including price increases, was 89.2% for the TTM ended June 30, 2017, an improvement over the prior TTM periods dating back to March 31, 2016. For comparison purposes, the TTM renewal rates (1) as of December 31, 2016, were a base renewal rate of 81.6% and a renewal rate, including price increases, of 85.7%, and (2) as of June 30, 2016 were a base renewal rate of 83.2% and a renewal rate, including price increases of 87.8%. During 2016, TTM renewal rates were negatively impacted by the cancellation of contracts, primarily in the second quarter of 2016, associated with Reis’s intellectual property (“IP”) compliance initiatives, from subscribers that exited the CRE business, and in selected cases, in response to our aggressive repricing on contract expirations. As the Company has worked to improve customer retention, poorer performing quarterly renewal rates have been replaced with higher rates in the first half of 2017, resulting in the aforementioned TTM renewal rate improvements. Management expects further renewal rate improvement in the second half of 2017.

New Business — The second quarter of 2017 continued to produce sales that were directly tied to recent product improvements including sales of affordable housing within our existing customer base, and wins associated with our expanded sales transaction database with investment sales brokers, property tax appeal firms and tax assessors. Although new business wins were not as robust as expected, Reis experienced growth in new business bookings over 2016.

Other Revenue

The Company’s other revenue includes non-subscription revenue comprised of (1) non-subscription custom data deliverables and (2) one-time settlements.

Custom Data Deliverables — The Company recognized significant revenue in the first quarter of 2016 from a custom data deliverable for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in February 2016, positively impacting results for the six months ended June 30, 2016. Revenue related to this deliverable aggregated $1,200,000 in 2016 (all in the first quarter of 2016).

In 2016 and through June 30, 2017, Reis has sold custom data files, but structured as a subscription agreement with periodic quarterly updates in order to record revenue ratably, consistent with how the Company recognizes revenue for Reis SE. As we move forward in the second half of 2017 management hopes to be able to identify additional opportunities to sell custom data files in this manner.

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

Revenue from one-time settlement payments aggregated $280,000 and $245,000 in the three months ended June 30, 2017 and 2016, respectively, and $827,000 and $441,000 in the six months ended June 30, 2017 and 2016, respectively. Although identified instances of non-compliance remains steady, the frequency and dollar amount of one-time settlements can fluctuate each quarter. As our compliance team continues to identify instances of unauthorized access, the period of unauthorized usage is typically shorter and report consumption is not as significant as cases that were settled in 2014 and 2015. Management believes that compliance resolutions will yield a continuing and significant volume of subscription contracts and recurring revenue for the foreseeable future.

Other Items Affecting Revenue

In order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. At December 31, 2016, approximately 38% of our subscribers were in multi-year contracts. For multi-year contracts, the average life of multi-year contracts signed in each of the last three years was approximately 2.2 years. There are significant benefits, on a selective basis, of multi-year contracts, including locking in recurring subscription revenue for longer periods, thereby improving our renewal rates and increasing the predictability of future revenues. Operationally, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

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

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2017 and 2016, respectively. A comparison of these balances at June 30 of each year is more meaningful than a comparison to the December 31, 2016 balances, as a greater percentage of renewals occur in the fourth quarter of each year and would distort the analysis.

	June 30,
	2017	2016
Deferred revenue (GAAP basis)	$24,183,000	$20,845,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	24,163,000	21,171,000

Aggregate Revenue Under Contract	$48,346,000	$42,016,000

(A)

Amounts are billable subsequent to June 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2017 was approximately $33,136,000 related to amounts under contract for the forward twelve-month period through June 30, 2018. The remainder reflects amounts under contract beyond June 30, 2018. The forward twelve-month Aggregate Revenue Under Contract amount is approximately 70.6% of total revenue on a trailing twelve-month basis at June 30, 2017 of approximately $46,927,000. For comparison purposes, at June 30, 2016, the forward twelve-month Aggregate Revenue Under Contract was $30,572,000 and approximately 60.2% of total revenue.

2017 Reis Services EBITDA, Consolidated Adjusted EBITDA and Net Income Performance

Reis Services EBITDA for the three and six months ended June 30, 2017 was $3,501,000 and $6,790,000, respectively, a decrease of $(626,000), or (15.2)%, from three months ended June 30, 2016 amount and a decrease of $(2,719,000), or (28.6)% from the six months ended June 30, 2016 amount. The decrease in Reis Services EBITDA was primarily derived from an increase in operating expenses for the Reis Services segment of $721,000 and $2,116,000, an increase of 9.6% and 14.2% in the three and six months ended June 30, 2017 over the 2016 comparable periods. The $(603,000) revenue decrease in the six months ended June 30, 2017 from the comparable 2016 period (as described above) also negatively impacted Reis Services EBITDA in the 2017 six month period. The Reis Services EBITDA margins of 29.9% and 28.5% for the three and six months ended June 30, 2017, respectively, were lower than the reported Reis Services EBITDA margins of 35.5% and 38.9% in the 2016 comparable periods. See “— Results of Operations” for a discussion of the variances for specific expenses.

Consolidated Adjusted EBITDA for the three months ended June 30, 2017 was $3,091,000, a decrease of $(560,000), or (15.3)%, from the three months ended June 30, 2016 amount, and for the six months ended June 30, 2017 was $5,679,000, a decrease of $(2,601,000), or (31.4)%, from the six months ended June 30, 2016 amount. The decrease in Adjusted EBITDA reflects the revenue and Reis Services EBITDA decreases discussed above. The consolidated Adjusted EBITDA margins were 26.4% and 23.8% for the three and six months ended June 30, 2017, respectively.

Net income for the three months ended June 30, 2017 was $397,000, a decrease of $(544,000), or (57.8)%, from the second quarter 2016 reported net income of $941,000. This decrease reflects operating expense increases of $708,000, the effects of increased amortization expense in 2017 in connection with database and website investments of $263,000, increased depreciation expense from the build out and furnishing of our new corporate headquarters which was completed in October 2016 of $98,000 and increased other expenses of $9,000, offset by the decrease in the consolidated tax provision of $439,000 due to the recognition of a windfall tax benefit on stock options exercised in the 2017 period and the $95,000 increase in revenue.

Net income for the six months ended June 30, 2017 was $932,000, a decrease of $(1,613,000), or (63.4)%, from the second quarter 2016 reported net income of $2,545,000. This decrease reflects the revenue decrease of $(603,000), operating expense increases of $2,052,000, the effects of increased amortization expense in 2017 in connection with database and website investments of $557,000, increased depreciation expense from the build out and furnishing of our new corporate headquarters which was completed in October 2016 of $221,000 and increased other expenses of $28,000, offset by the decrease in the consolidated tax provision of $1,848,000 due to the recognition of a windfall tax benefit on stock options exercised in the six months ended June 30, 2017.

The Company continues to make significant investments in our business, including our core Reis SE platform and in our portfolio analytics offering. As a result of these initiatives, our employment related costs increased throughout 2016 across all departments including strategic hires in sales and operations. The pace of our database and website enhancements accelerated in 2016 and into 2017. Management believes that the investments it has made in 2016, and is continuing to make in 2017, will further the differentiation between Reis and other U.S. commercial real estate market information providers in terms of available content, analytics, narrative reports and the delivery of information.

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

(amounts in thousands)

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$397
Income tax expense			141

Income (loss) before income taxes	$1,522	$(984)	538
Add back:
Depreciation and amortization expense	1,947	—	1,947
Interest expense (income), net	32	(1)	31

EBITDA	3,501	(985)	2,516
Add back:
Stock based compensation expense, net	—	575	575

Adjusted EBITDA	$3,501	$(410)	$3,091

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$941
Income tax expense			580

Income (loss) before income taxes	$2,522	$(1,001)	1,521
Add back:
Depreciation and amortization expense	1,583	3	1,586
Interest expense, net	22	—	22

EBITDA	4,127	(998)	3,129
Add back:
Stock based compensation expense, net	—	522	522

Adjusted EBITDA	$4,127	$(476)	$3,651

See footnotes on next page.

(amounts in thousands)

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$932
Income tax (benefit)			(281)

Income (loss) before income taxes	$2,871	$(2,220)	651
Add back:
Depreciation and amortization expense	3,855	—	3,855
Interest expense (income), net	64	(1)	63

EBITDA	6,790	(2,221)	4,569
Add back:
Stock based compensation expense, net	—	1,110	1,110

Adjusted EBITDA	$6,790	$(1,111)	$5,679

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$2,545
Income tax expense			1,567

Income (loss) before income taxes	$6,402	$(2,290)	4,112
Add back:
Depreciation and amortization expense	3,072	5	3,077
Interest expense, net	35	—	35

EBITDA	9,509	(2,285)	7,224
Add back:
Stock based compensation expense, net	—	1,056	1,056

Adjusted EBITDA	$9,509	$(1,229)	$8,280

(A)	Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2017 and 2016

Total revenue and related cost of sales were approximately $11,709,000 and $3,216,000, respectively, for the three months ended June 30, 2017, which resulted in a gross profit for the Reis Services segment of approximately $8,493,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $917,000 during this period. Total revenue and related cost of sales were approximately $11,614,000 and $2,494,000, respectively, for the three months ended June 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $9,120,000. Amortization expense included in cost of sales was approximately $658,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $722,000 resulted from greater employment related costs, specifically from hiring during 2016 and the first six months of 2017, coupled with compensation increases and higher benefit costs in 2017 than in the 2016 period of $463,000 and a $259,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $3,105,000 and $3,025,000 for the three months ended June 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $231,000 and $234,000 during the three months ended June 30, 2017 and 2016, respectively. The increase in sales and marketing expenses between the two periods of approximately $80,000 resulted from increases in employment related costs due to additional headcount related to hiring in sales management, sales enablement and marketing in 2016 and in the first half of 2017, coupled with compensation increases and higher benefit costs than in the 2016 period.

Product development expenses were approximately $1,106,000 and $1,016,000 for the three months ended June 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $548,000 and $466,000 during the three months ended June 30, 2017 and 2016, respectively. Product development costs increased $90,000, primarily due to increased amortization expense for the website intangible asset of $82,000.

General and administrative expenses of approximately $3,713,000 for the three months ended June 30, 2017 included current period expenses of approximately $2,887,000, depreciation expense of approximately $251,000 for furniture, fixtures and equipment, and approximately $575,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $3,536,000 for the three months ended June 30, 2016 included current period expenses of approximately $2,786,000, approximately $76,000 for the lease value intangible asset amortization (which fully amortized in 2016), furniture, fixtures and equipment depreciation of $152,000, and approximately $522,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $101,000 was primarily the result of increases for professional fees and increased occupancy related costs from office space expansion. The increase in depreciation expense of $99,000 in the second quarter of 2017 over the corresponding 2016 period is a result of the build out and furnishing of our new corporate headquarters which was completed in October 2016.

Interest expense of $32,000 and $28,000 for the three months ended June 30, 2017 and 2016, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended June 30, 2017 or 2016.

Income tax expense of $141,000 during the three months ended June 30, 2017 reflected deferred Federal tax expense of $103,000, current state and local tax expense of $16,000, current Federal AMT expense of $16,000, and deferred state and local tax expense of $6,000. Income tax expense of $580,000 during the three months ended June 30, 2016 reflected current Federal AMT expense of $79,000, current state and local tax expense of $99,000 and deferred Federal tax expense of $434,000, offset by a deferred state and local tax benefit of $32,000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2017 and 2016

Total revenue and related cost of sales were approximately $23,835,000 and $6,582,000, respectively, for the six months ended June 30, 2017, which resulted in a gross profit for the Reis Services segment of approximately $17,253,000. Amortization expense included in cost of sales was approximately $1,789,000 during this period. Total revenue and related cost of sales were approximately $24,438,000 and $4,956,000, respectively, for the six months ended June 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $19,482,000. Amortization expense included in cost of sales was approximately $1,270,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $1,626,000 resulted from greater employment related costs, specifically from hiring during 2016 and the first six months of 2017, coupled with compensation increases and higher benefit costs than in the 2016 period of $1,107,000 and a $519,000 increase in amortization expense for database costs.

Sales and marketing expenses were approximately $6,433,000 and $5,693,000 for the six months ended June 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $462,000 and $469,000 during the six months ended June 30, 2017 and 2016, respectively. The increase in sales and marketing expenses between the two periods of approximately $740,000 resulted from increases in employment related costs due to additional headcount related to hiring in sales management, sales enablement and marketing in 2016 and in the first half of 2017, coupled with compensation increases and higher benefit costs than in the 2016 period.

Product development expenses were approximately $2,273,000 and $2,021,000 for the six months ended June 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,118,000 and $922,000 during the six months ended June 30, 2017 and 2016, respectively. Product development costs increased $252,000, primarily due to increased amortization expense for the website intangible asset of $196,000 and increased employment related costs from hiring during 2016 and the first six months of 2017, coupled with compensation increases and higher benefit costs than in the 2016 period of $56,000.

General and administrative expenses of approximately $7,833,000 for the six months ended June 30, 2017 included current period expenses of approximately $6,237,000, depreciation expense of approximately $486,000 for furniture, fixtures and equipment, and approximately $1,110,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $7,621,000 for the six months ended June 30, 2016 included current period expenses of approximately $6,149,000, approximately $151,000 for the lease value intangible asset amortization (which fully amortized in 2016), furniture, fixtures and equipment depreciation of $265,000, and approximately $1,056,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $88,000 was primarily the result of increased occupancy related costs from office space expansion and increased employment related costs in the 2017 period. The increase in depreciation expense of $221,000 in the first half of 2017 over the corresponding 2016 period is a result of the build out and furnishing of our new corporate headquarters which was completed in October 2016.

Interest expense of $65,000 and $49,000 for the six months ended June 30, 2017 and 2016, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during the six months ended June 30, 2017 or 2016.

Income tax benefit of $281,000 for continuing operations during the six months ended June 30, 2017 reflected deferred Federal tax benefit of $370,000 and deferred state and local tax benefit of $134,000, offset by current state and local tax expense of $188,000 and current Federal AMT expense of $35,000. Income tax expense of $1,567,000 for continuing operations during the six months ended June 30, 2016 reflected current Federal AMT expense of $141,000, current state and local tax expense of $160,000, deferred Federal tax expense of $1,245,000 and deferred state and local tax expense of $21,000. The income tax benefit resulted from the recognition of a windfall tax benefit on stock options exercised in the first and second quarters of 2017.

Income Taxes

For more information regarding income taxes, see Note 6 to the Company’s consolidated financial statements included in this filing.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $18,883,000 at June 30, 2017. The Company had cash flows provided by its operating activities of $6,161,000, and the Company received $2,935,000 in proceeds associated with the exercise of 285,000 options in the six months ended June 30, 2017. The Company’s cash uses in the six months ended June 30, 2017 included: (1) making investments in its websites and databases of $4,528,000, (2) spending on tenant improvements and furniture, fixtures and equipment associated with the new office spaces of approximately $697,000, (3) paying aggregate dividends of approximately $3,942,000 and (4) repurchasing 133,208 shares of the Company’s common stock in an aggregate amount of approximately $2,537,000 in the six months ended June 30, 2017.

At June 30, 2017, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including a further increase in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; any open invoices for tenant improvements and related spending for new corporate headquarters space; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at June 30, 2017, approximately $1,319,000 remained available to be purchased under our current share purchase authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock.

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

During the six months ended June 30, 2017, the Company purchased an aggregate of 133,208 shares of common stock, at an average price of $19.05 per share, leaving approximately $1,319,000 at June 30, 2017 that may be used to purchase additional shares under the program. Cumulatively, the Company repurchased an aggregate of 187,384 shares of common stock, or approximately 1.65% of the common shares outstanding at the time of the Board’s initial authorization on August 30, 2016. No repurchases were made prior to August 30, 2016 during 2016.

Changes in Cash Flows

Cash flows for the six months ended June 30, 2017 and 2016 are summarized as follows:

	For the Six Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$6,161,162	$8,221,864
Net cash (used in) investing activities	(5,224,717)	(5,720,963)
Net cash (used in) financing activities	(3,544,429)	(4,604,777)

Net (decrease) in cash and cash equivalents	$(2,607,984)	$(2,103,876)

Net cash provided by operating activities decreased $(2,061,000) from $8,222,000 provided in the 2016 period to $6,161,000 provided in the 2017 period. This decrease was primarily due to reduced revenue and EBITDA performance in the 2017 period, as well as the timing of collections for outstanding receivables.

Net cash used in investing activities decreased by $(496,000) from $5,721,000 used in the 2016 period to $5,225,000 used in the 2017 period. This change resulted from a $(565,000) decrease in purchases of furniture, fixtures and equipment (as the 2016 period included spending associated with the build out of new corporate and operations office space), offset by a $67,000 increase of cash used in the 2017 period as compared to the 2016 period for website and database development costs for continuing product development initiatives. The expectation for the remainder of 2017 is that cash used for website and database development will exceed amounts capitalized in 2016.

Net cash used in financing activities were approximately $3,544,000 and $4,605,000 in the 2017 and 2016 periods, respectively. The 2017 period includes approximately $3,942,000 for dividends declared and paid in the six months ended June 30, 2017 and stock repurchases aggregating $2,537,000, offset by proceeds from the exercise of stock options by Reis employees aggregating $2,935,000. The 2016 period includes approximately $3,876,000 for dividends declared and paid in the six months ended June 30, 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs and $181,000 of deferred financing costs related to the expansion and extension of the Revolver, offset by proceeds received from employees for option exercises of $153,000.

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

At June 30, 2017 and December 31, 2016, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and six months ended June 30, 2017 and throughout 2016, the Company did not have any interest rate caps. No debt was outstanding at June 30, 2017 and December 31, 2016. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

Item 4. Controls and Procedures.

As of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2017 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of 2017, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	27,000	$18.37	$27,000	$1,853,000
May 1, 2017 to May 31, 2017	21,318	$18.95	$21,318	$1,449,000
June 1, 2017 to June 30, 2017	6,450	$20.14	$6,450	$1,319,000

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

Date: August 1, 2017