Form 10-Q
period 2017-09-30
Reis, Inc.
filed 2017-11-07
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

The number of the Registrant’s shares of common stock outstanding was 11,468,276 as of October 25, 2017.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,443,113	$21,490,586
Accounts receivable, net	10,014,544	10,743,505
Prepaid and other assets	1,040,049	792,991

Total current assets	28,497,706	33,027,082
Furniture, fixtures and equipment, net of accumulated depreciation of $1,845,990 and $1,082,793, respectively	5,163,799	5,260,443
Intangible assets, net of accumulated amortization of $46,995,686 and $41,861,561, respectively	19,441,536	17,922,282
Deferred tax asset, net	17,662,768	16,814,737
Goodwill	54,824,648	54,824,648
Other assets	236,894	295,349

Total assets	$125,827,351	$128,144,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,646,253	4,031,444
Deferred revenue	24,971,999	25,031,100

Total current liabilities	28,618,252	29,062,544
Other long-term liabilities	2,491,237	1,902,081

Total liabilities	31,109,489	30,964,625

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,476,776 and 11,272,150 shares issued and outstanding, respectively	229,536	225,443
Additional paid in capital	109,050,093	107,668,599
Retained earnings (deficit)	(14,561,767)	(10,714,126)

Total stockholders’ equity	94,717,862	97,179,916

Total liabilities and stockholders’ equity	$125,827,351	$128,144,541

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Subscription revenue	$11,954,591	$11,261,831	$34,963,042	$34,059,230
Other revenue	137,178	275,344	963,901	1,916,367

Total revenue	12,091,769	11,537,175	35,926,943	35,975,597
Cost of sales	2,944,607	2,925,212	9,527,037	7,881,536

Gross profit	9,147,162	8,611,963	26,399,906	28,094,061

Operating expenses:
Sales and marketing	3,189,695	2,890,739	9,622,811	8,583,395
Product development	1,194,925	1,001,072	3,467,223	3,021,726
General and administrative expenses	3,987,280	3,933,992	11,820,321	11,555,444

Total operating expenses	8,371,900	7,825,803	24,910,355	23,160,565

Other income (expenses):
Interest and other income	979	5,214	2,681	19,380
Interest expense	(32,511)	(28,709)	(97,117)	(78,250)

Total other income (expenses)	(31,532)	(23,495)	(94,436)	(58,870)

Income before income taxes	743,730	762,665	1,395,115	4,874,626
Income tax expense	286,000	297,000	5,000	1,864,000

Net income	$457,730	$465,665	$1,390,115	$3,010,626

Net income per common share:
Basic	$0.04	$0.04	$0.12	$0.27

Diluted	$0.04	$0.04	$0.12	$0.26

Weighted average number of common shares outstanding:
Basic	11,499,832	11,320,904	11,487,280	11,308,833

Diluted	11,774,684	11,764,210	11,758,368	11,745,499

Dividends declared per common share	$0.17	$0.17	$0.51	$0.51

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity

Balance, December 31, 2016	11,272,150	$225,443	$107,668,599	$(10,714,126)	$97,179,916
Cumulative effect change in accounting principle (as described in Note 2)	—	—	(27,830)	673,861	646,031

Balance, January 1, 2017	11,272,150	225,443	107,640,769	(10,040,265)	97,825,947

Shares issued for vested employee restricted stock units	88,543	1,771	(1,771)	—	—
Shares issued for option exercises	285,000	5,700	2,929,300	—	2,935,000
Stock based compensation, net	—	—	1,656,282	—	1,656,282
Dividends	—	—	—	(5,911,617)	(5,911,617)
Stock repurchases	(168,917)	(3,378)	(3,174,487)	—	(3,177,865)
Net income	—	—	—	1,390,115	1,390,115

Balance, September 30, 2017	11,476,776	$229,536	$109,050,093	$(14,561,767)	$94,717,862

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,390,115	$3,010,626
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	(202,000)	1,604,000
Depreciation	763,197	415,812
Amortization of intangible assets	5,134,125	4,310,343
Stock based compensation charges	1,656,282	1,579,725
Changes in assets and liabilities:
Accounts receivable, net	728,961	6,623,910
Prepaid and other assets	(188,603)	(432,056)
Accrued expenses and other liabilities	550,295	(1,480,046)
Deferred revenue	(59,101)	(3,197,347)

Net cash provided by operating activities	9,773,271	12,434,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(6,653,379)	(6,567,863)
Furniture, fixtures and equipment additions	(1,012,883)	(2,466,432)
Proceeds from sale of furniture, fixtures and equipment	—	2,091

Net cash (used in) investing activities	(7,666,262)	(9,032,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(5,911,617)	(5,813,374)
Proceeds from option exercises	2,935,000	153,000
Payments for option cancellations and restricted stock units	—	(701,159)
Payment of financing costs	—	(180,552)
Stock repurchases	(3,177,865)	(357,991)

Net cash (used in) financing activities	(6,154,482)	(6,900,076)

Net (decrease) in cash and cash equivalents	(4,047,473)	(3,497,313)
Cash and cash equivalents, beginning of period	21,490,586	28,657,956

Cash and cash equivalents, end of period	$17,443,113	$25,160,643

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$37,917	$29,722

Cash paid during the period for income taxes	$202,484	$635,692

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for furniture, fixtures and equipment additions	$(346,330)	$38,766

Disposal of fully depreciated furniture, fixtures and equipment		$64,039

Shares issued for vested employee restricted stock units	$1,771	$1,048

Shares issued for option exercises	$5,700

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 9, 2017. The consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 and the consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are not necessarily indicative of full year results.

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

The Company has substantially completed its preliminary assessment of potential changes from adopting the new standard, which included a detailed review of contractual terms for all of its significant revenue streams. The Company currently recognizes subscription revenue ratably over the subscription period. Under the updated standard, subscriptions represent a series of performance obligations that are delivered over time, primarily on a stand-ready basis. As a result, the Company believes that its subscription revenue meets the criteria for revenue recognition over time and will continue to be recognized ratably under ASU 2014-09.

Additionally, the Company’s evaluation considers the impact of the new standard on accounting for certain incremental costs associated with obtaining contracts with customers, such as commissions. The new standard requires these costs to be capitalized and amortized over the estimated life of the asset. Currently, these costs are expensed as incurred. The Company expects to record an asset and a cumulative effect adjustment to retained earnings upon adoption of the new revenue standard in the beginning of 2018 as a result of capitalizing commissions, including the incremental commission costs associated with acquiring a new customer. The amortization periods associated with such incremental costs have not yet been determined by the Company. In addition, the Company is assessing the impact of the new standard on its policies and procedures, internal controls and systems to support recognition and disclosure under the new standard. The Company will utilize the modified retrospective method when it adopts the new standard on January 1, 2018. The Company is continuing to evaluate the impact of the new standard and an estimate of the impact to the consolidated financial statements cannot be made at this time.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 clarifies how cash receipts and cash payments in certain transactions are presented in the statement of cash flows. ASU 2016-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on its consolidated financial statements and disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted on or after January 1, 2017. The Company early adopted ASU 2017-04 during the quarter ended September 30, 2017 and will perform the annual goodwill impairment analysis as of October 1, 2017 in accordance with the new pronouncement. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data September 30, 2017	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$16,570	$873	$17,443
Accounts receivable, net	10,015	—	10,015
Prepaid and other assets	762	278	1,040

Total current assets	27,347	1,151	28,498
Furniture, fixtures and equipment, net	5,163	—	5,163
Intangible assets, net	19,442	—	19,442
Deferred tax asset, net	285	17,378	17,663
Goodwill	57,203	(2,378)	54,825
Other assets	236	—	236

Total assets	$109,676	$16,151	$125,827

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,183	463	3,646
Deferred revenue	24,972	—	24,972

Total current liabilities	28,155	463	28,618
Other long-term liabilities	2,491	—	2,491
Deferred tax liability, net	34,862	(34,862)	—

Total liabilities	65,508	(34,399)	31,109
Total stockholders’ equity	44,168	50,550	94,718

Total liabilities and stockholders’ equity	$109,676	$16,151	$125,827

Condensed Balance Sheet Data December 31, 2016	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,903	$1,588	$21,491
Accounts receivable, net	10,744	—	10,744
Prepaid and other assets	622	170	792

Total current assets	31,269	1,758	33,027
Furniture, fixtures and equipment, net	5,260	—	5,260
Intangible assets, net	17,922	—	17,922
Deferred tax asset, net	285	16,530	16,815
Goodwill	57,203	(2,378)	54,825
Other assets	295	—	295

Total assets	$112,234	$15,910	$128,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,724	307	4,031
Deferred revenue	25,031	—	25,031

Total current liabilities	28,755	307	29,062
Other long-term liabilities	1,902	—	1,902
Deferred tax liability, net	32,909	(32,909)	—

Total liabilities	63,566	(32,602)	30,964
Total stockholders’ equity	48,668	48,512	97,180

Total liabilities and stockholders’ equity	$112,234	$15,910	$128,144

(A) Includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended September 30, 2017	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$11,955	$—	$11,955
Other revenue	137	—	137

Total revenue	12,092	—	12,092
Cost of sales	2,945	—	2,945

Gross profit	9,147	—	9,147
Operating expenses:
Sales and marketing	3,190	—	3,190
Product development	1,194	—	1,194
General and administrative expenses	2,789	1,198	3,987

Total operating expenses	7,173	1,198	8,371
Other income (expenses):
Interest and other income	—	—	—
Interest expense	(32)	—	(32)

Total other income (expenses)	(32)	—	(32)

Income (loss) before income taxes	$1,942	$(1,198)	$744

Condensed Operating Data for the Three Months Ended September 30, 2016	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$11,262	$—	$11,262
Other revenue	276	—	276

Total revenue	11,538	—	11,538
Cost of sales	2,926	—	2,926

Gross profit	8,612	—	8,612
Operating expenses:
Sales and marketing	2,890	—	2,890
Product development	1,001	—	1,001
General and administrative expenses	3,005	929	3,934

Total operating expenses	6,896	929	7,825
Other income (expenses):
Interest and other income	5	—	5
Interest expense	(29)	—	(29)

Total other income (expenses)	(24)	—	(24)

Income (loss) before income taxes	$1,692	$(929)	$763

(A) Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Nine Months Ended September 30, 2017	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$34,963	$—	$34,963
Other revenue	964	—	964

Total revenue	35,927	—	35,927
Cost of sales	9,527	—	9,527

Gross profit	26,400	—	26,400
Operating expenses:
Sales and marketing	9,623	—	9,623
Product development	3,467	—	3,467
General and administrative expenses	8,401	3,419	11,820

Total operating expenses	21,491	3,419	24,910
Other income (expenses):
Interest and other income	1	1	2
Interest expense	(97)	—	(97)

Total other income (expenses)	(96)	1	(95)

Income (loss) before income taxes	$4,813	$(3,418)	$1,395

Condensed Operating Data for the Nine Months Ended September 30, 2016	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$34,060	$—	$34,060
Other revenue	1,916	—	1,916

Total revenue	35,976	—	35,976
Cost of sales of subscription revenue	7,882	—	7,882

Gross profit	28,094	—	28,094
Operating expenses:
Sales and marketing	8,583	—	8,583
Product development	3,022	—	3,022
General and administrative expenses	8,336	3,219	11,555

Total operating expenses	19,941	3,219	23,160
Other income (expenses):
Interest and other income	19	—	19
Interest expense	(78)	—	(78)

Total other income (expenses)	(59)	—	(59)

Income (loss) before income taxes	$8,094	$(3,219)	$4,875

(A)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

Reis Services

See Note 1 for a description of Reis Services’s business and products at September 30, 2017.

The Company’s largest individual customer accounted for 4.0% and 6.9% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

The following table presents the accounts receivable balances at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Accounts receivable	$10,258,000	$10,862,000
Allowance for doubtful accounts	(243,000)	(118,000)

Accounts receivable, net	$10,015,000	$10,744,000

Twenty-three subscribers accounted for an aggregate of approximately 68.5% of accounts receivable at September 30, 2017, with the largest representing 18.7%. Through November 3, 2017, the Company received payments of approximately $4,478,000, or 43.7%, against the September 30, 2017 accounts receivable balance.

At September 30, 2017, the largest individual subscriber accounted for 9.6% of deferred revenue.

4.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	September 30, 2017	December 31, 2016
Database	$32,286,000	$28,146,000
Accumulated amortization	(22,714,000)	(19,974,000)

Database, net	9,572,000	8,172,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(9,953,000)	(9,263,000)

Customer relationships, net	4,147,000	4,837,000

Website	20,051,000	17,538,000
Accumulated amortization	(14,328,000)	(12,624,000)

Website, net	5,723,000	4,914,000

Intangibles, net	$19,442,000	$17,923,000

The Company capitalized approximately $1,363,000 and $1,338,000 during the three months ended September 30, 2017 and 2016, respectively, and approximately $4,140,000 and $4,059,000 during the nine months ended September 30, 2017 and 2016, respectively, to the database intangible asset. The Company capitalized approximately $762,000 and $768,000 during the three months ended September 30, 2017 and 2016, respectively, and $2,513,000 and $2,158,000 during the nine months ended September 30, 2017 and 2016, respectively, to the website intangible asset.

Amortization expense for intangible assets aggregated approximately $1,765,000 and $5,134,000 for the three and nine months ended September 30, 2017, of which approximately $951,000 and $2,740,000 related to the database, which is charged to cost of sales, approximately $228,000 and $690,000 related to customer relationships, which is charged to sales and marketing expense and approximately $586,000 and $1,704,000 related to website development, which is charged to product development expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,498,000 and $4,310,000 for the three and nine months ended September 30, 2016, of which approximately $761,000 and $2,031,000 related to the database, approximately $233,000 and $702,000 related to customer relationships, approximately $475,000 and $1,397,000 related to website development, and approximately $29,000 and $180,000 related to the value ascribed to the below market terms of a then existing office lease.

5.	Debt

The Company had no debt outstanding at September 30, 2017 and December 31, 2016.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three-year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Debt (continued)

for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at September 30, 2017 and December 31, 2016. No borrowings were made on the Revolver during the three and nine months ended September 30, 2017 and during the year ended December 31, 2016.

6.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Current Federal alternative minimum tax (“AMT”) (benefit) expense	$(8,000)	$8,000	$27,000	$149,000
Current state and local tax (benefit) expense	(8,000)	(49,000)	180,000	111,000
Deferred Federal tax expense (benefit) (A)	256,000	245,000	(114,000)	1,490,000
Deferred state and local tax expense (benefit)	46,000	93,000	(88,000)	114,000

Income tax expense (B)	$286,000	$297,000	$5,000	$1,864,000

(A)   Includes an AMT deferred expense (benefit) of $8,000 and $(8,000) in the three months ended September 30, 2017 and 2016, respectively, and $(27,000) and $(149,000) in the nine months ended September 30, 2017 and 2016, respectively.

(B)   The income tax expense in the nine months ended September 30, 2017 reflects the impact from the recognition of a windfall tax benefit on stock options exercised in the nine months ended September 30, 2017.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for Federal AMT, state and local taxes where the Company has established nexus and there are no available NOLs, and for a portion of its state and local income taxes for New York State and New York City due to laws enacted in March 2014 and April 2015, respectively, which limit the amount of existing NOLs which could be used each year.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $17,663,000 and $16,815,000 at September 30, 2017 and December 31, 2016, respectively. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the May 2007 merger.

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

During the three and nine months ended September 30, 2017, the Company purchased an aggregate of 35,709 and 168,917 shares of common stock, respectively, for approximately $641,000 and $3,178,000, or an average price of $17.95 and $18.81 per share, respectively. From the inception of the share repurchase program in August 2016 through September 30, 2017, the Company purchased an aggregate of 223,093 shares of common stock for approximately $4,322,000 or an average price of $19.37 per share. During both the three and nine months ended September 30, 2016, the Company purchased an aggregate of 18,127 shares of common stock for approximately $358,000.

The Company declared and paid a quarterly cash dividend of $0.17 per common share for the first, second and third quarters of 2017 and 2016. Dividend payments aggregated approximately $1,974,000 and $5,912,000 for the three and nine months ended September 30, 2017, respectively, and $1,937,000 and $5,813,000 in the three and nine months ended September 30, 2016, respectively.

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

Option Awards

The following table presents option activity and other plan data for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017		2016
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	530,000	$9.64	547,500	$9.61
Granted	—	$—	—	$—
Exercised	(285,000)	$(10.30)	(17,500)	$(8.74)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	245,000	$8.88	530,000	$9.64

Options exercisable at end of period	237,000	$8.56	518,000	$9.44

RSU Awards

The following table presents the changes in RSUs outstanding for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,
	2017	2016
Outstanding at beginning of period	281,320	254,041
Granted	136,727	123,023
Common stock delivered (A) (B)	(88,543)	(85,181)
Forfeited	(7,993)	(4,451)

Outstanding at end of period	321,511	287,432

Intrinsic value (C)	$5,787,198	$5,880,859

(A)   In the 2017 period, all of the vested RSUs were issued as shares.

(B)   The 2016 period includes 32,760 shares which were used to settle minimum employee withholding tax obligations for 29 employees of approximately $701,000 in 2016. A net of 52,421 shares of common stock were delivered in 2016.

(C) For purposes of this calculation, the Company’s closing stock prices were $18.00 and $20.46 per share on September 30, 2017 and 2016, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

In the nine months ended September 30, 2017, an aggregate of 131,630 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.67 per RSU. In the nine months ended September 30, 2016, an aggregate of 118,724 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $20.22 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2017 and 2016 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the nine months ended September 30, 2017 and 2016, an aggregate of 5,097 RSUs and 4,299 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $20.29 and $24.05 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $546,000 and $524,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended September 30, 2017 and 2016, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the nine months ended September 30, 2017 and 2016, the Company recorded non-cash compensation expense of approximately $1,656,000 and $1,580,000, respectively, including $103,500 in each period related to non-employee director equity compensation.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income for basic calculation	$457,730	$465,665	$1,390,115	$3,010,626
Adjustments to net income for the impact of dilutive securities	—	—	—	—

Net income for dilution calculation	$457,730	$465,665	$1,390,115	$3,010,626

Denominator:
Weighted average common shares – basic	11,499,832	11,320,904	11,487,280	11,308,833
Effect of dilutive securities:
RSUs	146,152	150,070	117,609	130,191
Stock options	128,700	293,236	153,479	306,475

Weighted average common shares – diluted	11,774,684	11,764,210	11,758,368	11,745,499

Net income per common share:
Basic	$0.04	$0.04	$0.12	$0.27

Diluted	$0.04	$0.04	$0.12	$0.26

Potentially dilutive securities include all stock based awards. For the three and nine months ended September 30, 2017 and 2016, certain equity awards were antidilutive.

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

At September 30, 2017 and December 31, 2016, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at September 30, 2017 and December 31, 2016. The Company had no debt outstanding at September 30, 2017 and December 31, 2016. See Note 5 for additional information about the Company’s debt.

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

The following table lists the number of metropolitan markets for each of the nine types of commercial real estate covered by Reis in the property performance database:

	September 30,	December 31,
	2017	2016
Apartment	275	275
Office	190	190
Retail	190	190
Warehouse/distribution	47	47
Flex/research & development	47	47
Self storage	50	50
Seniors housing	110	110
Student housing	200	200
Affordable housing	110	45

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

Sales Transactions Database

In September 2016, Reis expanded its commercial real estate sales transactions database to include virtually all U.S. markets and property types, regardless of geography or sector. The new offering appeals to mortgage and property originators and underwriters, brokers and appraisers, and more broadly to real estate professionals seeking the most comprehensive database of CRE transactions to source deals, search for related business, or conduct due diligence. Reis’s sales transactions database includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available, as well as other desirable datapoints and licensed photographs. In the third quarter of 2017, the Company added land transactions to this database which includes history across virtually all U.S. counties for land transactions as well as other information such as parcel boundaries and taxes.

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

Critical Business Metrics

Management considers certain metrics in evaluating its consolidated results and the performance of the Reis Services segment. These metrics are revenue, revenue growth, EBITDA (which is earnings (net income) before interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is earnings before interest, taxes, depreciation, amortization and stock based compensation), Adjusted EBITDA growth and Adjusted EBITDA margin. Other important metrics that management considers include the cash flow generation as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 2.

Following is a presentation of revenue, EBITDA and EBITDA margin for the Reis Services segment and revenue, EBITDA, Adjusted EBITDA and the related margins on a consolidated basis (see below for a reconciliation of net income to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)
	For the Three Months Ended September 30,		Increase/	Percentage Increase/
	2017	2016	(Decrease)	(Decrease)

Reis Services segment:
Total revenue	$12,092	$11,538	$554	4.8%
EBITDA	$4,016	$3,363	$653	19.4%
EBITDA margin	33.2%	29.1%
Consolidated:
Total revenue	$12,092	$11,538	$554	4.8%
EBITDA	$2,818	$2,435	$383	15.7%
EBITDA margin	23.3%	21.1%
Adjusted EBITDA	$3,364	$2,959	$405	13.7%
Adjusted EBITDA margin	27.8%	25.6%

	For the Nine Months Ended September 30,		Increase/	Percentage Increase/
	2017	2016	(Decrease)	(Decrease)

Reis Services segment:
Total revenue	$35,927	$35,976	$(49)	(0.1)%
EBITDA	$10,806	$12,872	$(2,066)	(16.1)%
EBITDA margin	30.1%	35.8%
Consolidated:
Total revenue	$35,927	$35,976	$(49)	(0.1)%
EBITDA	$7,387	$9,659	$(2,272)	(23.5)%
EBITDA margin	20.6%	26.8%
Adjusted EBITDA	$9,043	$11,239	$(2,196)	(19.5)%
Adjusted EBITDA margin	25.2%	31.2%

2017 Revenue Performance

Total revenue increased by approximately $554,000, or 4.8%, from the third quarter of 2016 to the third quarter of 2017. Total revenue decreased by approximately $(49,000), or (0.1)%, in the nine months ended September 30, 2017 from the comparable 2016 period.

In order to provide insight into 2017 and 2016 relative performance, we have disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The following tables present subscription revenue, other revenue and total revenue for the three and nine months ended September 30, 2017 and 2016.

(amounts in thousands, excluding percentages)
	For the Three Months Ended September 30,
	2017		2016		Variance
	$	% of Total	$	% of Total	$	%

Subscription revenue	$11,955	98.9%	$11,262	97.6%	$693	6.2%
Other revenue (A)	137	1.1%	276	2.4%	(139)	(50.4)%

Total revenue	$12,092	100.0%	$11,538	100.0%	$554	4.8%

	For the Nine Months Ended September 30,
	2017		2016		Variance
	$	% of Total	$	% of Total	$	%

Subscription revenue	$34,963	97.3%	$34,060	94.7%	$903	2.7%
Other revenue (A)	964	2.7%	1,916	5.3%	(952)	(49.7)%

Total revenue	$35,927	100.0%	$35,976	100.0%	$(49)	(0.1)%

(A) Other revenue includes non-subscription revenue comprised of (1) non-subscription custom data deliverables and (2) one-time settlements.

Subscription Revenue

Subscription revenue increased by approximately $693,000, or 6.2%, in the three months ended September 30, 2017 and by $903,000, or 2.7%, in the nine months ended September 30, 2017 over the comparable 2016 periods. The two factors that have led to our modest subscription revenue growth in the first nine months of fiscal 2017, and our accelerating growth in the third quarter include: (1) improvement in our trailing twelve-month (“TTM”) renewal rates; and (2) new business.

Renewal Rates — The Company’s TTM base renewal rate (renewal rate, excluding price increases) was 86.5% and the renewal rate, including price increases, was 92.0% for the TTM ended September 30, 2017, an improvement over the prior TTM periods dating back to March 31, 2016. For comparison purposes, the TTM renewal rates (1) as of December 31, 2016, were a base renewal rate of 81.6% and a renewal rate, including price increases, of 85.7%, and (2) as of September 30, 2016 were a base renewal rate of 81.7% and a renewal rate, including price increases, of 85.2%. During 2016, TTM renewal rates were negatively impacted by the cancellation of contracts, primarily in the second quarter of 2016, associated with Reis’s intellectual property (“IP”) compliance initiatives, from subscribers that exited the CRE business, and in selected cases, in response to our aggressive repricing on contract expirations. As the Company has worked to improve customer retention, poorer performing quarterly renewal rates have been replaced with higher rates in the first nine months of 2017, resulting in the aforementioned TTM renewal rate improvements. Management expects further renewal rate improvement for the remainder of 2017 and into 2018.

New Business — Reis experienced healthy growth in new business bookings in 2017 over 2016. Revenue in the third quarter of 2017 continued to be positively impacted by sales that were directly tied to recent product improvements including sales of affordable housing within our existing customer base, and wins associated with our expanded sales transaction database with investment sales brokers, property tax appeal firms and tax assessors.

Other Revenue

The Company’s other revenue includes non-subscription revenue comprised of (1) non-subscription custom data deliverables and (2) one-time settlements.

Custom Data Deliverables — The Company recognized significant revenue in the first quarter of 2016 from a custom data deliverable for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in February 2016, positively impacting results for the nine months ended September 30, 2016. Revenue related to this deliverable aggregated $1,200,000 in 2016 (all in the first quarter of 2016).

In 2016 and through September 30, 2017, Reis has sold custom data files, but structured as a subscription agreement with periodic quarterly updates in order to record revenue ratably, consistent with how the Company recognizes revenue for Reis SE. As we move forward in the remainder of 2017, management hopes to be able to identify additional opportunities to sell custom data files in this manner.

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

Revenue from one-time settlement payments aggregated $137,000 and $276,000 in the three months ended September 30, 2017 and 2016, respectively, and $964,000 and $716,000 in the nine months ended September 30, 2017 and 2016, respectively. Although identified instances of non-compliance remains steady, the frequency and dollar amount of one-time settlements can fluctuate each quarter. As our compliance team continues to identify instances of unauthorized access, the period of unauthorized usage is typically shorter and report consumption is not as significant as cases that were settled in 2014 and 2015. Management believes that compliance resolutions will yield a continuing and significant volume of subscription contracts and recurring revenue for the foreseeable future.

Other Items Affecting Revenue

In order to increase the predictability of fees from our subscribers and Reis’s own revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. At December 31, 2016, approximately 38% of our subscribers were in multi-year contracts. For multi-year contracts, the average life of multi-year contracts signed in each of the last three years was approximately 2.2 years. There are significant benefits, on a selective basis, of multi-year contracts, including locking in recurring subscription revenue for longer periods, thereby improving our renewal rates and increasing the predictability of future revenues. Operationally, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals insulate us from competitive pressures and increase the likelihood that Reis data and analytics will become embedded in the work flow of our clients.

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

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at September 30, 2017 and 2016, respectively. A comparison of these balances at September 30 of each year is more meaningful than a comparison to the December 31, 2016 balances, as a greater percentage of renewals occur in the fourth quarter of each year.

	September 30,
	2017	2016
Deferred revenue (GAAP basis)	$24,972,000	$22,094,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	27,443,000	24,349,000

Aggregate Revenue Under Contract	$52,415,000	$46,443,000

(A)    Amounts are billable subsequent to September 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at September 30, 2017 was approximately $34,510,000 related to amounts under contract for the forward twelve-month period through September 30, 2018. The remainder reflects amounts under contract beyond September 30, 2018. The forward twelve-month Aggregate Revenue Under Contract amount is approximately 72.7% of total revenue on a trailing twelve-month basis at September 30, 2017 of approximately $47,481,000. For comparison purposes, at September 30, 2016, the forward twelve-month Aggregate Revenue Under Contract was $31,684,000 and approximately 63.1% of total revenue.

2017 Reis Services EBITDA, Consolidated Adjusted EBITDA and Net Income Performance

Reis Services EBITDA for the three and nine months ended September 30, 2017 was $4,016,000 and $10,806,000, respectively, an increase of $653,000, or 19.4%, from the three months ended September 30, 2016 amount and a decrease of $(2,066,000), or (16.1)%, from the nine months ended September 30, 2016 amount. The increase in the Reis Services EBITDA for the three months ended September 30, 2017 was primarily derived from the $554,000 revenue increase in the quarter and a decrease in operating expenses for the Reis Services segment of $99,000, or 1.2%. The Reis Services EBITDA margins were 33.2% and 30.1% for the three and nine months ended September 30, 2017, respectively, as compared to the reported Reis Services EBITDA margins of 29.1% and 35.8% in the 2016 comparable periods. Margin improvement in the third quarter 2017 was the combination of the 4.8% revenue increase and the 1.2% operating expense reduction. The Reis Services EBITDA and related margin for the nine months ended September 30, 2016 was positively impacted by the $1,200,000 custom data deliverable as described above. See “— Results of Operations” for a discussion of the variances for specific operating expenses.

Consolidated Adjusted EBITDA for the three months ended September 30, 2017 was $3,364,000, an increase of $405,000, or 13.7%, from the three months ended September 30, 2016 amount, and for the nine months ended September 30, 2017 was $9,043,000, a decrease of $(2,196,000), or (19.5)%, from the nine months ended September 30, 2016 amount. The changes in consolidated Adjusted EBITDA reflect the revenue and Reis Services EBITDA changes discussed above. The consolidated Adjusted EBITDA margins were 27.8% and 25.2% for the three and nine months ended September 30, 2017, respectively, as compared to the reported consolidated Adjusted EBITDA margins of 25.6% and 31.2% in the 2016 comparable periods.

Net income for the three months ended September 30, 2017 was $458,000, a decrease of $(8,000), or (1.7)%, from the third quarter 2016 reported net income of $466,000. This decrease reflects operating expense increases of $172,000, the effects of increased amortization expense in 2017 in connection with database and website investments of $267,000, increased depreciation expense from the build out and furnishing of our new corporate headquarters which was completed in October 2016 of $126,000 and increased other expenses of $8,000, offset by the decrease in the consolidated tax provision of $11,000 and the $554,000 increase in revenue.

Net income for the nine months ended September 30, 2017 was $1,390,000, a decrease of $(1,621,000) or (53.8)%, from the third quarter 2016 reported net income of $3,011,000. This decrease reflects the revenue decrease of $(49,000), operating expense increases of $2,224,000, the effects of increased amortization expense in 2017 in connection with database and website investments of $824,000, increased depreciation expense from the build out and furnishing of our new corporate headquarters which was completed in October 2016 of $347,000 and increased other expenses of $36,000, offset by the decrease in the consolidated tax provision of $1,859,000 due to the recognition of a windfall tax benefit on stock options exercised in the nine months ended September 30, 2017.

During 2016, Reis expanded its sales and marketing and operations departments. These initiatives have contributed significantly to the overall increase in Reis Services operating expenses of 11.0% for fiscal 2016 and the 15.0% rise in the 2016 fourth quarter. Year-to-date in 2017, expense growth was a more modest 8.7% growth rate, and declined by 1.2% in the third quarter, as increased capacity in operations and sales is appropriate to meet our current business objectives. Regarding capital investment, the pace of our database and website enhancements accelerated in 2016 and has remained flat in 2017. Management believes that the investments it has made in 2016, and is continuing to make in 2017, will further the competitive differentiation and advantages between Reis and other U.S.

commercial real estate market information providers in terms of available content, analytics, narrative reports and the method of delivery.

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

(amounts in thousands)

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2017	By Segment
	Reis Services	Other (A)	Consolidated

Net income			$458
Income tax expense			286

Income (loss) before income taxes	$1,942	$(1,198)	744
Add back:
Depreciation and amortization expense	2,042	—	2,042
Interest expense (income), net	32	—	32

EBITDA	4,016	(1,198)	2,818
Add back:
Stock based compensation expense, net	—	546	546

Adjusted EBITDA	$4,016	$(652)	$3,364

See footnotes on next page.

(amounts in thousands)

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended September 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$466
Income tax expense			297

Income (loss) before income taxes	$1,692	$(929)	763
Add back:
Depreciation and amortization expense	1,647	1	1,648
Interest expense, net	24	—	24

EBITDA	3,363	(928)	2,435
Add back:
Stock based compensation expense	—	524	524

Adjusted EBITDA	$3,363	$(404)	$2,959

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$1,390
Income tax expense			5

Income (loss) before income taxes	$4,813	$(3,418)	1,395
Add back:
Depreciation and amortization expense	5,897	—	5,897
Interest expense (income), net	96	(1)	95

EBITDA	10,806	(3,419)	7,387
Add back:
Stock based compensation expense, net	—	1,656	1,656

Adjusted EBITDA	$10,806	$(1,763)	$9,043

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Nine Months Ended September 30, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$3,011
Income tax expense			1,864

Income (loss) before income taxes	$8,094	$(3,219)	4,875
Add back:
Depreciation and amortization expense	4,719	6	4,725
Interest expense, net	59	—	59

EBITDA	12,872	(3,213)	9,659
Add back:
Stock based compensation expense	—	1,580	1,580

Adjusted EBITDA	$12,872	$(1,633)	$11,239

(A) Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended September 30, 2017 and 2016

Total revenue and related cost of sales were approximately $12,092,000 and $2,945,000, respectively, for the three months ended September 30, 2017, which resulted in a gross profit for the Reis Services segment of approximately $9,147,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $951,000 during this period. Total revenue and related cost of sales were approximately $11,538,000 and $2,926,000, respectively, for the three months ended September 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $8,612,000. Amortization expense included in cost of sales was approximately $761,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $19,000 resulted from a $190,000 increase in amortization expense for database costs (from product enhancements such as affordable housing and the expansion of data included in our sales comparable offerings), offset by lower employment related costs in the 2017 period of approximately $171,000.

Sales and marketing expenses were approximately $3,190,000 and $2,890,000 for the three months ended September 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $228,000 and $233,000 during the three months ended September 30, 2017 and 2016, respectively. The increase in sales and marketing expenses between the two periods of approximately $300,000 resulted from greater employment related costs in the 2017 period, including costs associated with new hires in sales management, sales enablement and marketing.

Product development expenses were approximately $1,194,000 and $1,001,000 for the three months ended September 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $586,000 and $475,000 during the three months ended September 30, 2017 and 2016, respectively. Product development costs increased $193,000, primarily due to increased amortization expense for the website intangible asset of $111,000 and greater employment related costs in the 2017 period.

General and administrative expenses of approximately $3,987,000 for the three months ended September 30, 2017 included current period expenses of approximately $3,164,000, depreciation expense of approximately $277,000 for furniture, fixtures and equipment, and approximately $546,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $3,934,000 for the three months ended September 30, 2016 included current period expenses of approximately $3,230,000, approximately $180,000 for the lease value intangible asset amortization (which fully amortized in 2016) and furniture, fixtures and equipment depreciation, and approximately $524,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net decrease in general and administrative expenses of $(66,000) was primarily the result of higher occupancy costs in the 2016 period due to double rent incurred in the 2016 period, substantially offset by greater employment related costs in the 2017 period. The increase in depreciation expense of $97,000 in the third quarter of 2017 over the corresponding 2016 period is a result of the build out and furnishing of our new corporate headquarters which was completed in October 2016.

Interest expense of $32,000 and $29,000 for the three months ended September 30, 2017 and 2016, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended September 30, 2017 or 2016.

Income tax expense of $286,000 during the three months ended September 30, 2017 reflected deferred Federal tax expense of $256,000, deferred state and local tax expense of $46,000, current Federal AMT (benefit) of $(8,000), and current state and local tax (benefit) of $(8,000). Income tax expense of $297,000 during the three months ended September 30, 2016 reflected current Federal AMT expense of $8,000, deferred state and local tax expense of $93,000 and deferred Federal tax expense of $245,000, offset by a current state and local tax (benefit) of $(49,000).

Comparison of the Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Total revenue and related cost of sales were approximately $35,927,000 and $9,527,000, respectively, for the nine months ended September 30, 2017, which resulted in a gross profit for the Reis Services segment of approximately $26,400,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,740,000 during this period. Total revenue and related cost of sales were approximately $35,976,000 and $7,882,000, respectively, for the nine months ended September 30, 2016, which resulted in a gross profit for the Reis Services segment of approximately $28,094,000. Amortization expense included in cost of sales was approximately $2,031,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $1,645,000 resulted from greater employment related costs, specifically from hiring during 2016 and early 2017 of $936,000 and a $709,000 increase in amortization expense for database costs (from product enhancements such as affordable housing and the expansion of data included in our sales comparable offerings).

Sales and marketing expenses were approximately $9,623,000 and $8,583,000 for the nine months ended September 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $690,000 and $702,000 during the nine months ended September 30, 2017 and 2016, respectively. The increase in sales and marketing expenses between the two periods of approximately

$1,040,000 resulted from greater employment related costs in the 2017 period, including costs associated with new hires in sales management, sales enablement and marketing.

Product development expenses were approximately $3,467,000 and $3,022,000 for the nine months ended September 30, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,704,000 and $1,397,000 during the nine months ended September 30, 2017 and 2016, respectively. Product development costs increased $445,000, primarily due to increased amortization expense for the website intangible asset of $307,000 and greater employment related costs in the 2017 period.

General and administrative expenses of approximately $11,820,000 for the nine months ended September 30, 2017 included current period expenses of approximately $9,401,000, depreciation expense of approximately $763,000 for furniture, fixtures and equipment, and approximately $1,656,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $11,555,000 for the nine months ended September 30, 2016 included current period expenses of approximately $9,379,000, approximately $596,000 for the lease value intangible asset amortization (which fully amortized in 2016) and furniture, fixtures and equipment depreciation, and approximately $1,580,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses was $22,000 due to greater employment related costs in 2017, offset by reduced legal fees and lower net occupancy costs. The increase in depreciation expense of $167,000 in the third quarter of 2017 over the corresponding 2016 period is a result of the build out and furnishing of our new corporate headquarters which was completed in October 2016.

Interest expense of $97,000 and $78,000 for the nine months ended September 30, 2017 and 2016, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the nine months ended September 30, 2017 or 2016.

Income tax expense of $5,000 during the nine months ended September 30, 2017 reflected current Federal AMT expense of $27,000, current state and local tax expense of $180,000, deferred Federal tax (benefit) of $(114,000), and deferred state and local tax (benefit) of $(88,000). The income tax expense in the nine months ended September 30, 2017 reflects the impact from the recognition of a windfall tax benefit on stock options exercised in the period. Income tax expense of $1,864,000 during the nine months ended September 30, 2016 reflected current Federal AMT expense of $149,000, current state and local tax expense of $111,000, deferred Federal tax expense of $1,490,000 and deferred state and local tax expense of $114,000.

Income Taxes

For more information regarding income taxes, see Note 6 to the Company’s consolidated financial statements included in this filing.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $17,443,000 at September 30, 2017. The Company had cash flows provided by its operating activities of $9,773,000, and the Company received $2,935,000 in proceeds associated with the exercise of 285,000 options in the nine months ended September 30, 2017. The Company’s cash used in the nine months ended September 30, 2017 included: (1) making investments in its websites and databases of $6,653,000, (2) spending on tenant improvements and furniture, fixtures and equipment substantially associated with the new office spaces of approximately $1,013,000, (3) paying aggregate dividends of approximately $5,912,000 and (4) repurchasing 168,917 shares of the Company’s common stock for approximately $3,178,000 in the nine months ended September 30, 2017.

At September 30, 2017, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including possible further increases in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at September 30, 2017, approximately $680,000 remained available to be purchased under our current share purchase authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary or deemed prudent to do so, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock.

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

The Company has NOLs that it expects to utilize against future Federal, and certain state and local taxable income. The use of NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxable income in excess of the limitation will be subject to tax. Tax payments related to 2017 are expected to be for state and local taxes based on income, in excess of limitation amounts, Federal AMT, and tax on capital.

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

During the nine months ended September 30, 2017, the Company purchased an aggregate of 168,917 shares of common stock, at an average price of $18.81 per share, leaving approximately $680,000 at September 30, 2017 that may be used to purchase additional shares under the program. Cumulatively, the Company repurchased an aggregate of 223,093 shares of common stock, or approximately 1.97% of the common shares outstanding at the time of the Board’s initial authorization on August 30, 2016. No repurchases were made prior to August 30, 2016 during 2016.

Changes in Cash Flows

Cash flows for the nine months ended September 30, 2017 and 2016 are summarized as follows:

	For the Nine Months Ended September 30,
	2017	2016

Net cash provided by operating activities	$9,773,271	$12,434,967
Net cash (used in) investing activities	(7,666,262)	(9,032,204)
Net cash (used in) financing activities	(6,154,482)	(6,900,076)

Net (decrease) in cash and cash equivalents	$(4,047,473)	$(3,497,313)

Net cash provided by operating activities decreased $(2,662,000) from $12,435,000 provided in the 2016 period to $9,773,000 provided in the 2017 period. This decrease was primarily due to reduced revenue and EBITDA performance in the 2017 period, as well as the timing of collections for outstanding receivables.

Net cash used in investing activities decreased by $(1,366,000) from $9,032,000 used in the 2016 period to $7,666,000 used in the 2017 period. This change resulted from a $1,453,000 decrease in purchases of furniture, fixtures and equipment (as the 2016 period included spending associated with the build out of new corporate and operations office space), offset by an $85,000 increase of cash used in the 2017 period as compared to the 2016 period for website and database development costs for continuing product development initiatives. The expectation for the remainder of 2017 is that cash used for website and database development will exceed amounts capitalized in 2016.

Net cash used in financing activities were approximately $6,155,000 and $6,900,000 in the 2017 and 2016 periods, respectively. The 2017 period includes approximately $5,912,000 for dividends declared and paid in the nine months ended September 30, 2017 and stock repurchases aggregating $3,178,000, offset by proceeds from the exercise of stock options by Reis employees aggregating $2,935,000. The 2016 period includes approximately $5,813,000 for dividends declared and paid in the nine months ended September 30, 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs, $181,000 of deferred financing costs related to the expansion and extension of the Revolver and $358,000 to repurchase shares of the Company’s common stock, offset by proceeds received from employees for option exercises of $153,000.

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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	lower than expected revenues and other performance measures such as net income, EBITDA and Adjusted EBITDA;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	inability to access adequate capital to fund operations and investments in our business;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatening or future litigation; and

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

At September 30, 2017 and December 31, 2016, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three and nine months ended September 30, 2017 and throughout 2016, the Company did not have any interest rate caps. No debt was outstanding at September 30, 2017 and December 31, 2016. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements included in this filing.

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

Item 4. Controls and Procedures.

As of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the third quarter of 2017, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2017 to July 31, 2017	500	$20.80	$500	$1,309,000
August 1, 2017 to August 31, 2017	18,455	$18.06	$18,455	$975,000
September 1, 2017 to September 30, 2017	16,754	$17.74	$16,754	$678,000

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

Date:  November 7, 2017