Form 10-K
period 2017-12-31
Reis, Inc.
filed 2018-03-08
CIK 1038222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $196,000,000 based on the closing price on the NASDAQ Global Market for such shares on June 30, 2017. (Please see “Calculation of Aggregate Market Value of Non-Affiliate Shares” within Item 5 of this report for a statement of assumptions upon which this calculation is based.)

The	number of the Registrant’s shares of common stock outstanding was 11,569,692 as of February 28, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2018 annual stockholders’ meeting are incorporated by reference into Part III of this annual report on Form 10-K.

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

Reis Services, including its predecessors, was founded in 1980.

Business

The Company provides commercial real estate (“CRE”) market information and analytical tools to real estate professionals. Reis maintains a proprietary database of information on all commercial properties in metropolitan markets and neighborhoods throughout the U.S. This information is used by CRE investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

Reis’s database and analytical tools have historically covered the nine key property types most important to real estate professionals focused on the U.S. CRE market (apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing), providing up to 38 years of trend analysis and market forecasts for up to 275 metropolitan markets and thousands of submarkets. With the completion of a multi-year initiative to expand upon this cornerstone asset, Reis now offers market information, transaction data and building insights for all commercial properties throughout the nation, regardless of location, size, or use type. The achievement of “Every Property, Everywhere” positions Reis to serve all CRE professionals and use-cases both within and beyond the Company’s traditional property types and coverage boundaries. In parallel with the development of “Every Property, Everywhere,” the Company has also built a new Application Programming Interface (“API”), a delivery system that embeds Reis’s data (legacy and newly launched) into any client’s and prospect’s internal system, regardless of platform.

Product Overview

The Company’s product portfolio features Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises. Other products include: Reis Portfolio CRE and other portfolio support products and services, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions; and ReisReports, aimed at prosumers and smaller enterprises. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations.

Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings, property valuation estimates and property level tax information. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

Industry Dynamics

The U.S. CRE market, a multi-trillion-dollar asset class, is expected to see healthy, prolonged growth in 2018 and beyond.1 Both U.S. CRE and the overall economy are poised for a steady expansion, in lockstep with a brightening outlook for other large economies. U.S. GDP and employment figures for 2017 suggest slightly faster growth relative to the prior five years, and the passage of the U.S. Tax Bill appears to have stoked optimism for U.S. CRE and other asset classes. The new administration’s forthcoming changes to tax, trade, and infrastructure policies have proven popular among equity investors, with the Dow Jones Industrial Average reaching four 1,000-point

1   “Emerging Trends in Real Estate: United States and Canada”, Urban Land Institute, 2018.

https://americas.uli.org/wp-content/uploads/sites/125/ULI-Documents/EmergingTrendsInRealEstate2018.pdf milestones in 2017. Given this economic environment, we believe that select U.S. CRE markets will continue to see strong incoming capital flows, as both foreign and domestic investors seek reliable yields.

Significant increases in investment, trade, and industrial production are expected to contribute to a healthy international outlook in 2018. Notable participants in the U.S. CRE market, including Japan and China, have seen upward revisions in projected growth.2 Given China’s strengthening outlook, we expect Chinese investment in U.S. CRE to continue to expand, attracting at least as much foreign capital as the prior year.

Still, CRE market participants continue to anticipate cyclical turbulence in specific multifamily, office, and retail markets. In response, investors have reallocated capital to CRE asset classes such as the warehouse/distribution sector. Incoming structural changes, including the discontinuance of LIBOR and the introduction of the Financial Accounting Standards Board (“FASB”) Current Expected Credit Loss Model (“CECL”) regulation will compel a wide swath of market participants to adapt. These conditions heighten CRE professionals’ needs for reliable data, market intelligence, and portfolio surveillance tools. Reis’s suite of products and services are uniquely positioned to be responsive to this increased focus on market trends and forecasts.

Demand for Data and Analytical Tools

CRE professionals have historically lacked the data and analytical tools available to their peers in other asset classes. With changes in the regulatory climate and other post-recession reforms, as well as the continuing need to make well informed decisions, the demand for thorough and accurate CRE data has increased rapidly. The regulatory requirements (such as mark-to-market policies, Basel II and Basel III capital requirements, and FASB, Federal Reserve and FDIC guidelines and other measures) have increased the need for market and portfolio monitoring for CRE professionals. For example:

•

the Federal Reserve conducts an annual exercise known as the Comprehensive Capital Analysis and Review (“CCAR”) in which financial institutions conduct stress tests using downside economic and market scenarios from which they develop capital allocations and reserves;

•	the FASB’s CECL requires preparers to provide documentation and internal support surrounding their expected credit loss models;

•	increasing interest among REITs and other equity investors to monitor and update the net asset values of the commercial real estate in their portfolios; and

•	corporations, in response to increasing concentrations of commercial real estate assets on their balance sheets, must meet additional disclosure requirements that may be imposed by the FASB and IASB.

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

Operations

As commercial real estate markets grow in size and complexity, Reis continues to invest in the databases, technologies, intellectual property and personnel critical to supporting the information needs of commercial real estate professionals. Specifically, Reis has:

•	developed expertise in data collection across multiple markets and property types;

•	invested in the analytical expertise to develop decision support systems that generate market trends and forecasts, property valuations, credit analytics, transaction support and risk management;

•	created product development expertise to collect market feedback and translate it into new products and reports; and

•	invested in a robust technology infrastructure to disseminate these tools to a wide array of market participants.

2   “World Economic Outlook, October 2017”, IMF, 2017.

http://www.imf.org/en/Publications/WEO/Issues/2017/09/19/~/media/Files/Publications/WEO/2017/October/pdf/main-chapter/c1.ashx

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

Proprietary Databases

Reis develops and maintains three highly curated, proprietary databases which include information on (1) property performance, (2) new construction and (3) sales transactions. The significant characteristics of the Reis databases include:

•

Breadth - coverage of all U.S. commercial properties, regardless of property type; historical trends and analytics for nine key investment property types including apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing properties;

•

Geography – coverage of all U.S. commercial properties, regardless of location; for the nine property types, coverage of up to 275 of the largest U.S. metropolitan CRE markets, approximately 7,700 discrete market areas and segments with submarket boundaries proprietary to Reis;

•

Depth - captures critical information such as occupancies, rents, rent discounts, tenant improvement allowances, lease terms, expenses, buyer, seller, purchase price, capitalization rate, financing details and other key factors;

•	History – up to 38 years of data through multiple cycles of economic/market peaks and troughs; and

•

Frequency – market and submarket reports available quarterly, monthly, or for rent comparables in certain sectors, daily, and sales comparables and new construction information updated on daily and weekly schedules.

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

The following table lists the number of metropolitan markets for each of the nine primary types of commercial real estate covered by Reis in the property performance database and new construction database:

	December 31,	December 31,
	2017	2016
Apartment	275	275
Office	190	190
Retail	190	190
Self storage (1)	50	50
Warehouse/distribution (2)	47	47
Flex/research & development (2)	47	47
Seniors housing	110	110
Student housing	200	200
Affordable housing	110	45

(1) Increased to 125 markets as of March 1, 2018.
(2) Expected doubling of coverage in late 2018.

Recent Database Enhancements

Reis is continually expanding its property level and market coverage by geography and property type. In August 2016, Reis introduced coverage on its ninth property type, affordable housing, with information on 176 counties in 45 metropolitan areas and in February 2017, expanded coverage of this property type to include information on 256 counties in 110 metropolitan areas. During 2017, Reis enhanced its property comparables reports in the retail, student housing, and self storage sectors consistent with many of the enhancements made in 2016 to its apartment property comparables reports and its office property comparables reports. These enhancements include licensed photographs, sector-specific details, contact information, sales transaction history, and numerous illustrative charts and graphs, all to fortify Reis’s position as the preferred source for comparables information among all real estate professionals involved in buying, selling, leasing, or managing real estate assets. Reis expects to add similar details to property level reports in other sectors, while also introducing high level analytical modules that take a broader perspective across markets and geographies. During April 2017, Reis enhanced its “Market Analytics” module, a tool that empowers portfolio managers and C-level executives to look for market opportunities based on Reis’s forecasts at the market and submarket level. In September 2016, Reis expanded its commercial real estate sales transactions database to include virtually all U.S. markets and property types, regardless of geography or sector (“Every Sale, Everywhere”). In the third quarter of 2017, Reis added land transactions to this database which includes history across virtually all U.S. counties for land transactions, as well as other information such as parcel boundaries and taxes. In February 2018, Reis announced the expansion of coverage to include every commercially zoned structure and land parcel in the nation, regardless of location, size or use type (“Every Property, Everywhere”). Also, as of March 1, 2018, Reis announced the increase to its detailed coverage of the self storage sector to 125 markets. Additional development plans for 2018 include an expected doubling of coverage of industrial markets to approximately 100 markets later in 2018.

Property Performance Database – “Every Property, Everywhere”

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

Sales Transactions Database – “Every Sale, Everywhere”

Over the past three years, Reis has made it a priority to expand and improve its sales transactions database. In September 2016, Reis expanded its commercial real estate sales transactions database to include virtually all U.S. markets and property types, regardless of geography or sector. This was followed up with the third quarter 2017 addition of land transactions, including history across virtually all U.S. counties, as well as other information such as parcel boundaries and taxes. This enhanced offering appeals to mortgage and property originators and underwriters, investment sales brokers, tax assessors, tax appeal firms, appraisers, and any other real estate professionals seeking the most comprehensive database of CRE transactions to source deals, search for related business, conduct due diligence or gain a competitive edge with market intelligence. Reis’s sales transactions database includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available, as well as other desirable datapoints and licensed photographs.

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

•

Construction Comparables – Reis monitors new projects from the planning stages to opening day to stabilization, capturing the anticipated effect of new competitive inventory on local supply and demand dynamics.

•

Property Lookup – For virtually any commercially zoned property or parcel anywhere in the nation, Property Lookup assembles into a brief report all relevant structural, transactional, locational, and performance information from the Reis database.

•

Single Property Valuation - Designed to help clients quantify the value and risk associated with their commercial real estate holdings, the valuation module utilizes three valuation methods – discounted cash flow, direct capitalization and sales price per square foot – supported by comparable transactions in the local market or submarket.

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

•	Real Estate News and Commentary - The Reis “Observer” and news stories selected by Reis analysts from among hundreds of sources to provide news relevant to a particular market and property type.

•	Email Alerts - Customizable email alerts that let users receive proactive updates on markets of interest, recent sales transactions and new construction activity.

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

Through Reis Portfolio CRE, the Company intends to be able to support lenders as they prepare for the 2020 adoption of new accounting requirements by the FASB referred to as the CECL.

The Company has been able to assist financial institutions in the evaluation of their CRE loan portfolios through other means besides Reis Portfolio CRE, including custom data deliverables and providing data clean-up, advisory and other consulting services. Reis stands ready to assist all financial services firms and other real estate professionals however they need information or services.

Application Programming Interface (“API”)

During the second quarter of 2017, Reis completed development of an Application Programming Interface, commonly referred to as an API. The API is a system that allows firms to receive Reis data elements directly into internal systems without going through Reis SE. For Reis, the strategic importance of the API is threefold. First, the opportunity to deliver Reis data directly into an institution’s internal systems appeals to the contract signers and executives responsible for maximizing the productivity of originators, underwriters, or analysts, eliminating the need to manually re-key data onto internal forms. Second, the API integrates Reis data into clients’ processes to increase adoption and heighten the probability of longer-term contractual relationships. Finally, Reis’s API is responsive to many of the challenges and opportunities stimulated by Fintech and related technologies, as well as heightened regulatory scrutiny. Eligible users of the API include existing Reis SE subscribers, large financial institutions, business information firms, and Fintech start-ups operating in tangential vertical markets.

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

•

annual and multi-year subscriptions to the Reis API, which can range in price from the low tens of thousands of dollars into the hundreds of thousands of dollars, depending on the amount of data and the number of elements being provided;

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

The vast majority of the Company’s largest subscribers have utilized Reis’s core product for many years and have represented a stable user and revenue base. Subscribers include banking institutions, property owners, brokers, lessors, builders, REITs, pension funds, insurance companies, developers, commercial banks, non-bank lenders, equity investors, appraisers, accountants, consultants, academia, and government institutions. At December 31, 2017, approximately 79% of Reis SE customers (based on total customer dollars) are debt and equity capital providers, with banks and other financial institutions comprising approximately 53% and investment funds and equity owners comprising approximately 26%; service providers account for the remaining 21%.

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

We protect our software’s source code and our databases as either trade secrets or under copyright law. We license our services under license agreements that restrict the disclosure and use of our proprietary information and prohibit the unauthorized reproduction, re-engineering or transfer of the information in our products and services. Non-renewing subscribers are required to destroy any copies of our data.

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

Reis’s senior management believes that, on a national level, only a small number of firms serve the market information needs of U.S. commercial real estate investors and lenders. Reis competes directly and indirectly for subscribers with online services or websites targeted to commercial real estate professionals such as CoStar Group, Inc. (or “CoStar”) (including its Apartments.com, Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Inc., Axiometrics LLC, CBRE Econometric Advisors, and, with respect to Reis Portfolio CRE, Moody’s Analytics, Inc., as well as with various local and regional data providers covering selected markets and in-house real estate research departments. Another source of information has been market reports published by brokerage firms, although the promotional nature of many of these publications and their irregular publishing schedule make them less reliable as an ongoing resource for many CRE practitioners.

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

The Residential Development Activities, including certain general and administrative costs that supported the related operations, were presented as a discontinued operation for 2015 and 2014 and are presented in the Other segment. Discontinued operations were completed as of December 31, 2015; therefore there were no discontinued operations activities during the years ended December 31, 2017 and 2016.

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

The Company had 268 full-time employees as of December 31, 2017.

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

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K contains “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the Company’s or management’s outlook or expectations for earnings, revenues, expenses, margins, asset quality, or other future financial or business performance, strategies, prospects or expectations, or the impact of legal, regulatory or supervisory matters on our business, operations or performance. Specifically, forward-looking statements may include:

•	statements relating to future services and product development of our business;

•

statements relating to business prospects, potential acquisitions, sources and uses of cash, revenue, expenses, margins, net income, income (loss) from continuing or discontinued operations, cash flows, renewal rates, valuation of assets and liabilities and other business metrics of the Company and its businesses, including EBITDA (as defined below), Adjusted EBITDA (as defined below) and Aggregate Revenue Under Contract (as defined below); and

•

statements preceded by, followed by or that include the words “estimate,” “plan,” “project,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions relating to future periods.

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•	lower than expected revenues and other performance measures such as net income, income from continuing operations, income before income taxes, EBITDA and Adjusted EBITDA;

•	inability to retain and increase the Company’s subscriber base;

•	inability to execute properly on new products and services, or failure of subscribers to accept these products and services;

•	competition;

•	inability to attract and retain sales and senior management personnel;

•	inability to access adequate capital to fund operations and investments in the Company’s business;

•	difficulties in protecting the security, confidentiality, integrity and reliability of the Company’s data;

•	changes in accounting policies or practices;

•	legal and regulatory issues;

•	the results of pending, threatening or future litigation; and

•	the risk factors listed under “Item 1A. Risk Factors” of this annual report on Form 10-K.

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

We must acquire new subscribers and expand our business with our current subscribers in order to grow our business. Our ability to grow our business will be adversely impacted to the extent that current subscribers reduce or discontinue the use of our products and websites, or if we are unable to locate and have prospects subscribe to our products and websites. This may occur due to budgetary constraints, the price of our services, or if our product offering is less competitive with those of other companies in our industry.

Our base renewal rates (renewal rates, excluding price increases) were 87.1% and 81.6% for the trailing twelve months (“TTM”) ended December 31, 2017 and 2016, respectively, and the renewal rate, including price increases, was 88.3% and 85.7% for the TTM ended December 31, 2017 and 2016, respectively. Operationally, management may take steps to improve renewal rates by revising pricing policies, increasing sales resources for maintaining existing customer relationships, improving the onboarding process for newly contracted accounts, lengthening the terms of contracts or incorporating auto-renewal language (see Item 7 for more information on renewal rates).

There can be no assurance that we will be successful in continuing to identify and sell to additional subscribers, expand business from our existing subscribers, renew existing subscribers, regain non-renewing customers, or adopt policies or operational practices that will either maintain or increase our renewal rates.

Our revenues are concentrated among certain key subscribers.

The largest individual subscriber accounted for 4.4% and 6.3% of our total revenue for the years ended December 31, 2017 and 2016, respectively. If we were to experience a reduction or loss of business from a number of our largest subscribers, it could have a material adverse effect on our revenues and, depending on the significance of the loss, our profitability, financial condition and cash flows. In addition, although we generally impose contractual restrictions limiting our immediate exposure to revenue reductions due to mergers and consolidations among our subscribers and potential subscribers and our pricing model is based on actual and projected usage, we may be impacted by consolidation among our subscribers and potential subscribers, as a result of their reduced usage on a combined basis or greater bargaining power.

We may be unable to compete successfully with our current or future competitors.

The market for information, analytics and decision support services in general is highly competitive and rapidly changing. We compete with (1) local companies that offer commercial real estate research with respect to their specific geographic areas and (2) national companies that offer national commercial real estate research. Specifically, certain of our products compete with those of CoStar (including its Apartments.com, Property and Portfolio Research and LoopNet businesses), Real Capital Analytics, Axiometrics, CBRE Econometric Advisors and Moody’s. Some of our competitors, either alone or with affiliated entities, may have greater name recognition, larger subscriber bases or greater financial, technical or marketing resources than we have. Future competition may come from large digital enterprises seeking to enter the CRE information space. These enterprises could have access to significantly greater capital and technical expertise than Reis. At the same time, current and future competitors may seek to employ new technologies and approaches. Such innovations could potentially reduce the cost of data collection and analytics and improve the frequency and accuracy of CRE market information. Reis is also currently developing and completing emerging technologies to advance its data collection programs, improve products, and reduce costs; however, there can be no assurance that these efforts will be successful. In addition, some current or future competitors may be able to undertake more effective marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees and business partners. Competition could negatively impact our revenues, profitability, financial condition and cash flows.

We may not be able to return to or maintain historical rates of growth. In addition, multi-year contracts may negatively impact our growth rates.

For the year ended December 31, 2017, the Company did not grow Reis Services EBITDA or Consolidated Adjusted EBITDA on an annual basis over 2016 and revenue growth was a modest 1.4% in 2017 over 2016. Historically, Reis Services has experienced revenue and EBITDA growth (we define EBITDA as earnings (net income (loss)) before discontinued operations, interest, taxes, depreciation and amortization). Annual total revenue grew by 11.2% from 2012 to 2013, by 19.0% from 2013 to 2014, and by 23.1% from 2014 to 2015. During 2017, the Company experienced an improving quarterly trend over the course of the year. Revenue, which in the first quarter of 2017 declined from the first quarter of 2016 by (5.4)% improved to slight growth in the second quarter of 2017 to 0.8% and accelerated to 4.8% in the third quarter of 2017 and 6.1% in the fourth quarter of 2017, over each respective 2016 quarter. There can be no assurance that our revenues will continue to grow, grow at or in excess of the actual growth rates from 2012 to 2015, on a consecutive quarter basis, on a year-over-year basis, or at all in the future.

Reis Services’s annual EBITDA grew by 12.1% from 2012 to 2013, by 17.8% from 2013 to 2014, and by 31.0% from 2014 to 2015. During 2017, similar to the pattern of revenue growth, both Reis Services EBITDA and Consolidated Adjusted EBITDA experienced an improving quarterly trend over the course of the year. Reis Services EBITDA declined (38.9)% in the first quarter of 2017, the decline was reduced to (15.2)% in the second quarter of 2017, with further improvement to growth of 19.4% in the third quarter of 2017, and acceleration to 62.4% for the fourth quarter of 2017, as compared to each respective 2016 quarter. Consolidated Adjusted EBITDA in 2017 declined (44.1)% and (15.3)% in the first and second quarters of 2017, respectively, with growth of 13.7% and an acceleration to 63.8% growth in the third and fourth quarters of 2017, respectively, as compared to each respective 2016 quarter. Expenses may increase in the future, including expenses for content maintenance, sales, marketing and product development, with the expectation that these expense increases will drive future revenue growth; however, such additional expenses could result in reduced margins or profitability, or negatively impact liquidity in the near term, and if not successful, may negatively impact margins, profitability and liquidity in the long term. There can be no assurance that future EBITDA or Adjusted EBITDA for the Reis Services segment, or on a consolidated basis will continue to grow, grow at or in excess of the actual growth pace from 2012 to 2015, on a consecutive quarter basis, on a year-over-year basis, or at all. There can be no assurance that we will be able to maintain or expand our EBITDA or EBITDA margins for the Reis Services segment, or on a consolidated basis, in the future. EBITDA and Adjusted EBITDA are non-GAAP financial measures within the meaning of the rules and regulations of the SEC. See Item 7 for reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP measure, income from continuing operations, for both the Reis Services segment and on a consolidated basis.

Management disaggregates total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The Company recognized significant revenue in the second and fourth quarters of 2015 for custom data deliverables, as well as custom portfolio and advisory services, for one of our existing Reis SE subscribers aggregating approximately $4,519,000 in 2015 (which is included in other revenue for 2015). These contracts called for a substantial volume of highly granular market, submarket and comparables data, as well as a one-time custom analysis of the institution’s commercial real estate portfolio. An additional delivery was made to this customer in February 2016 for which the Company recognized $1,200,000 as other revenue, positively impacting results for the first quarter of 2016. Although the Company believes that there could be additional opportunities to assist client and non-client financial services firms and other real estate investors with evaluating the health of their real estate portfolios, there can be no assurance that subscribers will have demand for one-time custom data deliverables, and portfolio and advisory services.

Over the past few years, Reis has made a concerted effort to encourage multi-year contracts, when appropriate, with terms of two or three years, and in some cases, four years. Securing customers into contracts greater than 12 months allows for a stable revenue base and increased revenue visibility (as measured by our level of reported deferred revenue and a related non-GAAP metric management utilizes which is referred to as Aggregate Revenue Under Contract (see Item 7 for more information on this performance metric)) and increased cash flow visibility, positively impacts our renewal rates and allows for a better allocation of account management and other personnel resources. However, multi-year subscriptions mute our revenue growth rates after the first year of the subscription. For our subscription products we recognize revenue ratably over the related contractual period. Therefore, any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-lined over the contract term. On any given multi-year contract, the biggest revenue growth will be reflected in the 12 month period following a negotiated renewal, with no further revenue growth generated from that contract after the first year. Although our cash collection increases year-over-year, multi-year contracts have a flattening effect on our overall revenue growth rate. This would also similarly impact our EBITDA growth rates. As of December 31, 2017, approximately 45% of revenue from our customers were under a multi-year agreement.

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

•

changes in Federal, state or local tax laws and regulations, including the Federal tax reform legislation enacted at the end of 2017, and the impact of such policies on transactions and commercial real estate values;

•	changes in, and the potential reform of other tax and accounting policies;

•	changes in the cost and availability of capital;

•	changes in regulatory requirements, laws, policies and other regulatory developments;

•	lower consumer confidence;

•	wage and salary levels;

•	war, terrorist attacks or natural disasters; or

•	the public perception that any of these events or conditions may occur.

If our subscribers choose not to use any of our products, including but not limited to Reis SE, because of any of these factors, and we are not successful in attracting new subscribers, our revenues, expenses, EBITDA, margins, profitability, cash flows and/or stock price could be negatively affected.

Our success depends on our ability to introduce new or upgraded services or products.

To continue to attract new subscribers and renew our existing subscribers, we may need to introduce new products or services while expanding brand coverage. The need for new products and services may be in response to, or in anticipation of, changing or developing customer needs or preferences as well as to remain competitive with other providers of market information. We may choose to develop new products and services independently or to license or otherwise integrate content and data from or with third parties. The introduction of new products and services could impose costs on our business and require the use of resources, and there is no guarantee that we will continue to be able to access new content and technologies on commercially reasonable terms or at all. If subscribers or potential subscribers do not recognize the value of our new services or enhancements to existing services, our operating results could be negatively affected. We may incur significant costs and experience difficulties in developing and delivering these new or upgraded services or products.

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

During September 2015, Reis purchased the IP associated with the Reis Portfolio CRE platform.    Revenue from Reis Portfolio CRE for contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription, compared to the Company’s 50% share of subscription value prior to the purchase of the Reis Portfolio CRE IP. After completion of the transaction, Reis owns all of the Reis Portfolio CRE IP, and is solely responsible for any new functionality development, maintenance of the system and marketing and sales initiatives. Our operating results could be negatively affected if any of these efforts are not successful.

Our existing product offerings, new product offerings in 2017 and 2018, or other future products, may not be successful or may not result in increased revenues, which may negatively impact our business, results of operations and financial position.

During 2018, we expect to continue our sales and marketing efforts related to all of our existing products, including Reis SE, ReisReports and Reis Portfolio CRE, as well as new product offerings in 2017 and 2018, and potential future new products, all of which could result in increased expenses. In 2017, Reis announced the launch of an API delivery platform and further enhancements to our sales comparables database to include land sales (building on the 2016 enhancements of covering every CRE transaction in the U.S.). In February 2018, we announced the release of millions of new records into our property performance database as part of our “Every Property, Everywhere” offering. During 2018, we intend to use these major enhancements to not only pursue new revenue opportunities with our existing subscribers, but also with other opportunities beyond our client base, including CRE investment sales brokers, appraisers, tax assessors and tax appeal firms who could all benefit from our significantly expanded property data, land and sales information and our API delivery platform. If our costs for these efforts exceed our expectations, our profitability and financial position could be adversely affected. In addition, if we incur additional costs to expand these products and we are not successful in marketing or selling these expanded services, this could have an adverse effect on our financial position by increasing our expenses without increasing our revenues, impacting margins, profitability and cash flows.

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

Our success depends on our subscribers’ confidence in the comprehensiveness, accuracy, and reliability of the data and forecasts we provide. We believe that we take adequate precautions to safeguard the completeness and accuracy of our data and that the information is generally current, comprehensive and accurate. Nevertheless, we depend to a large degree on information provided to us by third parties, including commercial real estate brokers, agents and property owners, as well as public record data. Further, data is susceptible to electronic malfeasance including theft, alteration, deletion, viruses and malevolent activities by computer hackers. In addition, our reports and conference calls for the benefit of our subscribers may contain forecasts with respect to real estate trends. Although our contracts contain language limiting our liability if any of our data or forecasts are inaccurate or are later not borne out by actual results, for any of the above reasons, demand for our services could diminish and we may be exposed to lawsuits claiming damages resulting from inaccurate data and forecasts.

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

Reis develops and maintains three highly curated, proprietary databases of U.S. commercial real estate. On an ongoing basis, Reis surveys and receives data from building owners, leasing agents and managers, as well as from multiple other data sources, including public record information. Nonetheless, we may be subject to legal liability for collecting, displaying or distributing information. We may also be subject to claims based on the content that is accessible from our website through links to other websites or information on our website supplied by third parties. We could also be subject to claims that the collection or provision of certain information breached laws and regulations relating to privacy and data protection. Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against any claims.

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

Our revenues, expenses, operating results, margins, financial condition and cash flows have fluctuated in the past and are likely to continue to do so in the future. These fluctuations could negatively affect our results of operations during that period and future periods. Our revenues, expenses, operating results, margins, financial condition and cash flows may fluctuate from quarter to quarter due to factors including, among others, those described below:

•	our ability to obtain new subscribers, retain existing subscribers and regain non-renewing subscribers;

•	the number and dollar amount of contracts that are multi-year;

•	changes in our marketing or other corporate strategies;

•	changes in our pricing strategies;

•	our introduction of new products and services or changes to existing products and services;

•	the amount and timing of our operating expenses and capital expenditures;

•	changes in the volume, timing or price of custom data deliverables;

•	costs related to acquisitions of businesses or technologies;

•	competition;

•	changes or consolidation in the real estate industry;

•	changes in subscriber budgets;

•	changes in regulatory requirements, laws, policies and other regulatory developments;

•	interest rate fluctuations;

•	changes in tax laws and regulations;

•	inflation;

•	changes in accounting policies or practices; and

•	other factors outside of our control.

An impairment in the carrying value of goodwill or other intangible assets could negatively impact our consolidated results of operations.

Reis has $54,825,000 of goodwill at December 31, 2017, which is not an amortizable asset and is tested for impairment at least annually, or after a triggering event has occurred, requiring such a calculation. In addition, the carrying amount of amortizable intangible assets at December 31, 2017 aggregated $19,474,000. There were no indications of impairment in any of the Company’s intangible assets or goodwill at December 31, 2017. If, in the future, a determination is made that the carrying amount of the Company’s goodwill or amortizable intangible assets is less than the fair value of the respective asset, the Company would record an impairment charge in accordance with the applicable accounting literature. Any future impairment charge could negatively impact the Company’s results of operations, net worth, or the market price of our common stock.

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

We may be subject to tax audits or other procedures concerning our tax collection policies and laws that govern our responsibility to collect sales taxes may change.

We do not collect sales or other similar taxes in states other than New York. However, one or more states (other than New York) may seek to impose sales tax collection obligations on out-of-state companies, such as Reis, which engage in online commerce. A successful assertion that we should collect sales, use or other taxes on the sale of our products or services into these states could subject us to liability for current or past taxes due, and could increase the effective price of our products and services, which could harm our business. In addition, the Supreme Court of the United States is expected to revisit in the spring term of 2018 the degree of physical presence required within a state in order for the state to be permitted to impose sales tax on revenue derived within that state and it is possible that the Court may expand or modify existing precedents in a manner that would increase our responsibility to collect sales taxes.

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

Any potential changes in accounting and reporting policies or practices (such as changes from the January 1, 2018 adoption of the new revenue recognition standard (including not only its effects on revenue recognition in 2018, but also the accounting for costs to obtain a contract) or the future adoption of new lease accounting rules) could impact the timing of the recording of revenue or expenses, could increase expenses, and could reduce our revenue, income from continuing operations, net income, EBITDA and Adjusted EBITDA, which results may be independent of changes in our operations. These increases in expenses, in conjunction with reductions in reported revenue, income from continuing operations, net income, EBITDA and Adjusted EBITDA could cause our stock price to decline. The changes in accounting policies could also impact the Company’s balance sheet and certain balance sheet ratios.

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

During the years ended December 31, 2017 and 2016, the Company purchased an aggregate of 182,028 and 54,176 shares of common stock for approximately $3,421,000 and $1,144,000, respectively, or an average price of $19.33 per share, leaving approximately $435,000 at December 31, 2017 that may be used to purchase additional shares under the repurchase program in the future.

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

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015 and increased the dividends declared and paid to $0.17 per share for all four quarters of 2016 and 2017. Dividends paid by the Company during 2017, 2016 and 2015 aggregated approximately $7,876,000, $7,747,000 and $6,338,000, respectively. On February 15, 2018, the Company announced that the next quarterly dividend is payable on March 14, 2018 at $0.19 per common share. Although we anticipate paying a quarterly dividend hereafter, future dividends are subject to approval by the Board. If the Board were to declare a special dividend, or increase the regular quarterly dividend pay rate, the cash used for such a special dividend or dividend increase could adversely impact our liquidity. Conversely, if we were to reduce, or stop paying a quarterly dividend, it could result in a change in the investment profile of Reis and could cause certain stockholders with an investment criteria of investing in stocks that pay a dividend to sell our stock, potentially adversely affecting the market for and the market price of our common stock.

The Company may decide to sell shares of stock which could be dilutive to existing shareholders of Reis stock.

In order to continue to grow revenue, management may need to increase its spending to hire additional employees to build databases and improve our website functionality, or may identify the need to invest in additional or new technologies or pursue an acquisition of tangible or intangible assets or a business. We may need additional cash, beyond what is generated by the business or available under existing debt arrangements, or if new credit is not available, to be able to fund certain objectives, and may decide to raise capital by selling additional shares of common stock or issuing other forms of equity in Reis. If we issue equity or convertible debt securities, existing stockholders’ ownership may be diluted. In addition, the price for which our shares trade may be reduced.

On June 24, 2015, the Company’s shelf registration statement on Form S-3 was declared effective. The shelf registration statement permits the offering, issuance and sale of up to a maximum aggregate offering price of $75,000,000 of the Company’s stock from time to time for three years through June 24, 2018. Any determinations about the issuance of new common shares will be at the discretion of the Company’s Board and the use of proceeds, unless otherwise indicated, will be for general corporate purposes, which may include working capital, capital expenditures or acquisitions. Management will retain broad discretion in the allocation of the net proceeds. Although the Company has no immediate plans to issue shares under the shelf registration statement, any potential equity offerings in the future could dilute the ownership interest of our existing stockholders and could cause the Company’s stock price to decline.

Certain of our executive officers and directors own a significant percentage of our stock, have significant control of our management and affairs, and may favor transactions or policies with which you disagree.

The named executive officers and directors of Reis in the aggregate beneficially owned approximately 22.1% of Reis’s outstanding common stock as of December 31, 2017. Of this total, Lloyd Lynford and Jonathan Garfield, each of whom is a founder, an executive officer and a director of the Company, beneficially owned 11.7% and 8.4%, respectively, at December 31, 2017. A significant concentration of share ownership may adversely affect the trading price of a company’s common stock because investors may perceive disadvantages in owning stock in companies where management holds a significant percentage of the voting power. A concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving Reis, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control, even if such a change of control might be seen as beneficial to other Reis stockholders.

Executive officers, directors and employees may sell shares of Reis stock.

Certain of our executive officers, directors and employees currently have in effect or in the future may establish selling plans in accordance with the rules and regulations of the SEC. These selling plans may be utilized to provide such employees with a degree of financial diversification, estate and family planning, as well as to assist in satisfying certain tax or other financial obligations including, in connection with the vesting of restricted stock units (“RSUs”) or option exercises. In the fourth quarter of 2014, both Lloyd Lynford and Jonathan Garfield established selling plans under Rule 10b5-1 which were designed to comply with selling limitations under Rule 144. Those plans expired in the second quarter of 2015. Mr. Garfield established a new selling plan in the fourth quarter of 2015 which expired on May 6, 2016. William Sander, the President and Chief Operating Officer of Reis Services, has had selling plans under Rule 10b5-1 in place for a number of years. In connection with the June 2015 registration statement on Form S-3, Lloyd Lynford and Jonathan Garfield also registered their shares, making them eligible for inclusion in an offering by the Company or for sale in the open market, privately negotiated transactions or other transactions. As of the date of this annual report on Form 10-K, neither individual has sold any shares under this registration statement. Messrs. Lynford and Garfield may also sell shares from time to time (other than pursuant to this registration statement) under Rule 144 or another exemption from the SEC’s registration requirements. The market may disfavor the adoption of Rule 10b5-1 trading plans by one or more of our officers or directors, or selling under the Form S-3 by Mr. Lynford and/or Mr. Garfield, perceiving that such selling or plans to sell represent a decline in management’s confidence about our prospects or that the parameters for and trading under a Rule 10b5-1 sales plan or off of the Form S-3 or other selling could cause downward pressure on our stock price.

The exercise of options, like any other equity award vesting or exercise, will create dilution from the issuance of shares in settlement of the exercised options and could exert downward pressure on the Company’s stock price if the employee chooses to cover the option exercise price and income tax withholding obligations due to the Company upon exercise by selling shares.

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

In addition, under Maryland law, certain “business combinations” (including certain issuances of equity securities) between a Maryland corporation and any person who beneficially owns 10% or more of the voting power of the corporation’s shares or an affiliate thereof are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder, unless waived by the then existing board. Our Board may approve certain transactions or exempt certain interested stockholders at any time prior to a party becoming an interested stockholder. At December 31, 2017 and through the date of this annual report on Form 10-K, the Board has not approved any exemptions from the Maryland statute.

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

As of December 31, 2017, we had no debt outstanding; however, we may borrow amounts under the Revolver in the future. There have been instances in the past when we purchased interest rate caps on our outstanding debt to limit our exposure to significant interest rate increases. In deciding whether to purchase interest rate caps or other hedging instruments, we may weigh the value of protection against significant increases in interest rates against the cost of such instruments. The Company does not have any interest rate caps or other hedging instruments at December 31, 2017. Therefore, if interest rates increase, our interest costs on any outstanding borrowings would also increase, which may have a material adverse effect on our results of operations, financial condition and cash flows.

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

The Revolver also contains other customary covenants, including covenants which require the Company to meet specified financial ratios and financial tests. If the Company were not able to comply with these covenants in the future, the failure to do so may result in the Company seeking waivers or modifications to the financial ratios and financial tests, or ultimately the declaration of an event of default. Furthermore, certain events, such as the voluntary or involuntary filing by Reis under any bankruptcy, insolvency or similar law (which is not stayed or dismissed within certain time periods), will cause an event of default. In addition, an event of default, if not cured or waived, may result in the acceleration of the maturity of indebtedness outstanding under the Revolver, which would require the Company to pay all amounts outstanding. If an event of default occurs, the lender may not make any waivers or modifications to financial covenants, and the Company may not be able to cure it within any applicable cure period, if at all. If the maturity of this indebtedness is accelerated, Reis Services or Reis may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us, or at all. Furthermore, the Revolver is secured by Reis Services’s assets and, therefore, these assets would not be available to secure additional credit.

Our ability to use our net operating loss carryforwards will be subject to limitation and the generation of taxable income in the future.

The Company has significant Federal, state and local net operating loss, or NOL, carryforwards at December 31, 2017. The aggregate Federal NOLs were approximately $37,859,000 at December 31, 2017. These NOLs include amounts generated subsequent to the Merger, losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $5,140,000 of these Federal NOLs are subject to an annual limitation of $2,779,000, whereas the remaining balance of approximately $32,719,000 is not subject to the limitation. All of these losses may be utilized against consolidated Federal taxable income in the future, subject to expiration 20 years after the losses are incurred. However, for net operating losses incurred after December 31, 2017, such net operating losses will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. The actual ability to utilize the tax benefit of any existing NOLs will be dependent upon the rules described above and the Company’s ability to generate taxable income in the future, if at all.

On December 22, 2017, the Federal government of the United States enacted the U.S. Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed existing U.S. tax laws, including a reduction in the federal corporate income tax rate from 35% to 21%, repeal of the corporate alternative minimum tax (“AMT”) and a refund of certain existing AMT credits over several years, introduction of a capital investment deduction, limitation of the interest deduction, limitation of the use of net operating losses incurred on or after January 1, 2018 to offset future taxable income, limitation of the deduction for compensation paid to certain executive officers and extensive changes to the U.S. international tax system, as well as other changes. These changes generally took effect on January 1, 2018. The U.S. Treasury department is expected to release regulations implementing the Tax Act and the U.S. tax laws may be further amended in the future. The Tax Act is complex and far-reaching and we cannot predict with certainty the resulting impact its enactment will have on us. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to finalize the accounting. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its current tax accounting on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. As a result, the consolidated statements of operations reflect a net expense of $5,142,000 for the year ended December 31, 2017 from the re-measurement of our net Federal deferred tax assets to the lower corporate tax rate, which we are reporting provisionally. While the Company was able to make reasonable estimates of the impact of the reduction in the Federal corporate rate, the final impact of the Tax Act may differ from these estimates, including, but not limited to, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service (“IRS”), and return to provision differences and state rate adjustments. The Company is continuing to gather additional information to determine the final impact.

The reduction in the balance of our net Federal deferred tax assets resulted in expense being recorded in the 2017 statement of operations, which may affect our stock price. Future financial results and cash flows may be negatively impacted as the Company continues its analysis and further understands other impacts on the use of NOLs from the Tax Act.

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

Our tax returns are subject to audit by Federal, state and local tax authorities. Currently, Reis’s Federal tax returns are open for 2014, 2015 and 2016. With few exceptions, the state and local income tax returns are open to examination for the years 2014 through 2016. However, prior year tax returns giving rise to an NOL may be reviewable in connection with the audit of a later tax year when such loss is utilized. The audit of an open tax year could result in the payment of additional tax, penalties and interest, which could negatively affect our profitability and cash flows.

Other states, besides states where physical nexus exists, may aggressively pursue Reis and its subsidiaries under the theory of economic nexus. Such claims by a state could result in the payment of additional tax in the future, as well as for prior unpaid tax, penalties and interest, which could negatively affect our profitability and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

At December 31, 2017, the Company had leases in place on approximately 45,000 square feet of space in New York, New York under one lease, which expires in October 2025, approximately 42,000 square feet of space in White Plains, New York, under one lease, which expires in June 2023 and approximately 1,500 square feet of space in Laguna Beach, California, under one lease, which expires in June 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Company’s common shares trade on the NASDAQ Global Market under the symbol “REIS.” As of December 31, 2017, there were 243 holders of record of our common stock. Since certain of our shares are held by brokers and other institutions on behalf of shareholders, the foregoing number is not representative of the number of beneficial owners.

The high and low sales prices per share for our common stock for each quarter in the years ended December 31, 2017 and 2016 are as follows:

	2017		2016
Quarter	High	Low	High	Low
First	$ 23.00	$ 16.90	$ 24.78	$ 20.06
Second	$ 21.60	$ 17.50	$ 26.59	$ 21.78
Third	$ 21.85	$ 15.95	$ 26.57	$ 18.16
Fourth	$ 22.22	$ 16.83	$ 23.63	$ 18.43

Common Stock Price Performance Graph

The following graph compares the cumulative total stockholder return on Reis’s common stock, which is represented below by “REIS,” for the period commencing December 31, 2012 through December 31, 2017, with the cumulative total return on the Russell 2000 Index, which we refer to as the Russell 2000, and the S&P 500 Index, which we refer to as the S&P 500, for the same period. Reis has chosen the Russell 2000 based on the market capitalization of the issuers contained in that index. Reis has not identified a peer group for stock price performance purposes, due to the limited number of issuers in businesses similar to ours. Total return values were calculated based on cumulative total return assuming (1) the investment of $100 in the Russell 2000, the S&P 500 and Reis common stock on December 31, 2012, and (2) reinvestment of dividends. The total return for Reis common stock from December 31, 2012 to December 31, 2017 was a gain of approximately 75.6% versus a gain of approximately 107.9% for the S&P 500 and a gain of approximately 93.4% for the Russell 2000.

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015, and increased the dividend declared and paid to $0.17 for all four quarters of 2016 and 2017. Dividends paid by the Company during 2017, 2016 and 2015 aggregated approximately $7,876,000, $7,747,000 and $6,338,000, respectively. In February 2018, the Company declared a quarterly dividend of $0.19 per common share payable in March 2018. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board.

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

During the fourth quarter of 2017, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2017 to October 31, 2017	9,950	$18.59	9,950	$493,250
November 1, 2017 to November 30, 2017	3,161	$18.51	3,161	$434,750
December 1, 2017 to December 31, 2017	—	$—	—	$434,750

From the inception of the share repurchase program in August 2016, through December 31, 2017, the Company purchased an aggregate of 236,204 shares of common stock at an average price of $19.33 per share, for an aggregate of approximately $4,565,000. Cumulatively, the Company has repurchased approximately 2.1% of the common shares outstanding at the time of the Board’s authorization on August 30, 2016.

Other Security Information

For additional information concerning the Company’s capitalization, see Note 7 to the Company’s consolidated financial statements.

Calculation of Aggregate Market Value of Non-Affiliate Shares

For purposes of calculating the aggregate market value of shares of common stock of the Company held by non-affiliates, as shown on the cover page of this annual report on Form 10-K, it has been assumed that all of the outstanding shares at June 30, 2017 were held by non-affiliates except for shares held by directors and officers of the Company. However, this should not be deemed to constitute an admission that all of such directors and officers are, in fact, affiliates of the Company, or that there are not other persons who may be deemed to be affiliates of the Company. For further information concerning shareholdings of officers, directors and principal stockholders, see “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

(amounts in thousands, except per share data)
	For the Years Ended December 31,
Consolidated Statements of Operations:	2017	2016	2015	2014	2013
Subscription revenue	$46,802	$45,399	$43,722	$39,727	$34,721
Other revenue (A)	1,388	2,131	7,168	1,608	—

Total revenue	$48,190	$47,530	$50,890	$41,335	$34,721

(Loss) income from continuing operations (B) (C)	$(3,158)	$2,781	$8,071	$4,616	$17,933
Net (loss) income (B) (C)	$(3,158)	$2,781	$10,305	$4,047	$17,597

Per share amounts – basic:
(Loss) income from continuing operations	$(0.28)	$0.25	$0.72	$0.42	$1.65
Net (loss) income	$(0.28)	$0.25	$0.92	$0.37	$1.62

Per share amounts – diluted:
(Loss) income from continuing operations	$(0.28)	$0.24	$0.69	$0.39	$1.57
Net (loss) income	$(0.28)	$0.24	$0.88	$0.34	$1.54

Cash dividends per share	$0.68	$0.68	$0.56	$0.33	$—
	December 31,
Consolidated Balance Sheets:	2017	2016	2015	2014	2013
Cash (D)	$19,671	$21,491	$28,658	$17,745	$10,560
Total assets	$121,604	$128,144	$133,199	$123,888	$117,867
Debt	$—	$—	$—	$—	$—
Deferred revenue	$26,534	$25,031	$25,291	$22,885	$20,284
Total stockholders’ equity	$88,473	$97,180	$101,579	$96,113	$92,871
	For the Years Ended December 31,
Consolidated Statements of Cash Flows:	2017	2016	2015	2014	2013
Net cash provided by (used in):
Operating activities (D)	$16,156	$15,802	$24,236	$14,789	$11,442
Investing activities (E)	$(9,613)	$(13,325)	$(6,187)	$(4,203)	$(4,499)
Financing activities (F)	$(8,363)	$(9,644)	$(7,136)	$(3,401)	$(1,344)

(A) Other revenue includes non-subscription revenue comprised of (1) non-subscription custom data deliverables and (2) one-time settlements.

(B)  The 2017 amounts reflect a $5,142 tax expense associated with the reduction in the deferred tax asset balance at December 31, 2017 from the change in the Federal tax rate to 21%. See Note 6 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

(C)  The 2013 amounts reflect a net tax benefit of $13,670 in both income from continuing operations and net income, primarily from the reversal of valuation allowances recorded against certain of the Company’s net operating loss carryforwards.

(D)  Operating cash flow was positively impacted in 2015 by $4,779 from litigation recoveries in that period. See Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

(E)  The increase in investing activities in 2016 reflects capitalized costs for increased investments in our websites and databases; such investments aggregated $8,509. The remaining $4,816 of cash used for investing activities relates primarily to space expansion and furnishing our new corporate headquarters and our operations facility.

(F)  Financing activities in 2017, 2016, 2015 and 2014 reflect the use of cash for dividend payments of approximately $7,876, $7,747, $6,338 and $3,698, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K.

Management Summary

Over the course of the year, the Company recorded incremental quarterly improvements in key financial metrics. Reis started the year with a first quarter decline in revenue and ended with positive revenue growth for the fourth quarter and full year of 2017. Revenue declined in the first quarter of 2017 by (5.4)%; improved in the second quarter of 2017 by 0.8%; accelerated by 4.8% in the third quarter of 2017; and grew by 6.1% in the fourth quarter of 2017 as compared to each respective 2016 quarter. These improving trends also occurred over the course of 2017 in income before taxes, consolidated Adjusted EBITDA and Reis Services EBITDA. These advances resulted from improving renewal rates (the overall renewal rate improved to 88.3% for the year ended December 31, 2017) and revenue from new business. All of these metrics will be discussed in greater detail in this section.

During 2017, the Company also made significant product and data enhancements. Reis’s database and analytical tools have historically covered the nine key property types most important to real estate professionals focused on the U.S. CRE market (apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing), providing up to 38 years of trend analysis and market forecasts for up to 275 metropolitan markets and thousands of submarkets. With the completion of a multi-year initiative to expand upon this cornerstone asset, Reis now offers market information, transaction data and building insights for all commercial properties throughout the nation, regardless of location, size, or use type. The achievement of “Every Property, Everywhere” positions Reis to serve all CRE professionals and use-cases both within and beyond the Company’s traditional property types and coverage boundaries. In parallel with the development of “Every Property, Everywhere,” the Company has also built a new API, a delivery system that embeds Reis’s data (legacy and newly launched) into any client’s and prospect’s internal system, regardless of platform.

The completion of this expansion of coverage in February 2018 affords Reis the opportunity to sell to new user groups within current client firms, and to accelerate sales among tens of thousands of prospect firms, including from investment sales brokerages, tax assessors, tax appeal professionals, and other commercial real estate professionals involved in transactions, asset and portfolio management. This achievement was only possible through the measured step up in investments in our database in recent years.

Critical Business Metrics

Management considers certain metrics in evaluating its consolidated results and the performance of the Reis Services segment. These metrics are revenue, revenue growth, EBITDA (which is earnings (net income (loss)) before discontinued operations, interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is net income (loss) before discontinued operations, interest, taxes, depreciation, amortization and stock-based compensation), Adjusted EBITDA growth and Adjusted EBITDA margin. Other important metrics that management considers include cash flow generation as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 7.

Following is a presentation of revenue, net income (loss), income before income taxes and discontinued operations, EBITDA, Adjusted EBITDA and the related margins on a consolidated basis and revenue, EBITDA and EBITDA margin for the Reis Services segment (see below for a reconciliation of net income (loss) to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)
	For the Three Months Ended December 31,		Increase (Decrease)	Percentage Increase (Decrease)
	2017	2016
Consolidated:
Total revenue	$12,263	$11,554	$709	6.1%
Net (loss)	$(4,548)	$(230)	$(4,318)	(1,877.4)%
Income (loss) before income taxes and discontinued operations	$1,038	$(141)	$1,179	836.2%
EBITDA	$3,229	$1,791	$1,438	80.3%
EBITDA margin	26.3%	15.5%
Adjusted EBITDA	$3,784	$2,310	$1,474	63.8%
Adjusted EBITDA margin	30.9%	20.0%
Reis Services segment:
Total revenue	$12,263	$11,554	$709	6.1%
EBITDA	$4,328	$2,665	$1,663	62.4%
EBITDA margin	35.3%	23.1%

(amounts in thousands, excluding percentages)

	For the Years Ended December 31,		Increase	Percentage Increase
	2017	2016	(Decrease)	(Decrease)
Consolidated:
Total revenue	$48,190	$47,530	$660	1.4%
Net (loss) income	$(3,158)	$2,781	$(5,939)	(213.6)%
Income before income taxes and discontinued operations	$2,433	$4,734	$(2,301)	(48.6)%
EBITDA	$10,616	$11,450	$(834)	(7.3)%
EBITDA margin	22.0%	24.1%
Adjusted EBITDA	$12,827	$13,549	$(722)	(5.3)%
Adjusted EBITDA margin	26.6%	28.5%
Reis Services segment:
Total revenue	$48,190	$47,530	$660	1.4%
EBITDA	$15,134	$15,537	$(403)	(2.6)%
EBITDA margin	31.4%	32.7%

	For the Years Ended December 31,		Increase	Percentage Increase
	2016	2015	(Decrease)	(Decrease)
Consolidated:
Total revenue	$47,530	$50,890	$(3,360)	(6.6)%
Net income	$2,781	$10,305	$(7,524)	(73.0)%
Income before income taxes and discontinued operations	$4,734	$12,076	$(7,342)	(60.8)%
EBITDA	$11,450	$17,708	$(6,258)	(35.3)%
EBITDA margin	24.1%	34.8%
Adjusted EBITDA	$13,549	$19,481	$(5,932)	(30.5)%
Adjusted EBITDA margin	28.5%	38.3%
Reis Services segment:
Total revenue	$47,530	$50,890	$(3,360)	(6.6)%
EBITDA	$15,537	$22,074	$(6,537)	(29.6)%
EBITDA margin	32.7%	43.4%

Revenue Performance - Metrics

In order to provide additional insight into our revenue, we have disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The following tables present subscription revenue, other revenue and total revenue for the three months and years ended December 31, 2017 and 2016 and the years ended December 31, 2016 and 2015:

(amounts in thousands, excluding percentages)

	For the Three Months Ended December 31,
	2017		2016		Variance
	$	% of Total	$	% of Total	$	%
Subscription revenue	$11,839	96.5%	$11,339	98.1%	$500	4.4%
Other revenue (A)	424	3.5%	215	1.9%	209	97.2%

Total revenue	$12,263	100.0%	$11,554	100.0%	$709	6.1%

	For the Year Ended December 31,
	2017		2016		Variance
	$	% of Total	$	% of Total	$	%
Subscription revenue	$46,802	97.1%	$45,399	95.5%	$1,403	3.1%
Other revenue (A)	1,388	2.9%	2,131	4.5%	(743)	(34.9)%

Total revenue	$48,190	100.0%	$47,530	100.0%	$660	1.4%

	For the Year Ended December 31,
	2016		2015		Variance
	$	% of Total	$	% of Total	$	%

Subscription revenue	$ 45,399	95.5%	$43,722	85.9%	$1,677	3.8%
Other revenue (A)	2,131	4.5%	7,168	14.1%	(5,037)	(70.3)%

Total revenue	$ 47,530	100.0%	$50,890	100.0%	$(3,360)	(6.6)%

(A)	Other revenue includes: (1) non-subscription custom data deliverables; and (2) one-time settlements.

2017 Revenue Performance

Subscription Revenue

For the fourth quarter of 2017, total revenue increased by approximately $709,000, or 6.1% over the fourth quarter of 2016. Total revenue increased by approximately $660,000 or 1.4% for the year ended December 31, 2017 over the comparable 2016 annual period. Subscription revenue increased 3.1% for the year ended December 31, 2017 over the 2016 period. The two factors that have led to our subscription revenue growth for the three months and year ended December 31, 2017, and our improving growth trajectory over the course of 2017, include: (1) improvement in our trailing twelve-month (“TTM”) renewal rates; and (2) new business.

Renewal Rates — The Company’s December 31, 2017 TTM base renewal rate, including price increases, was 88.3% (for institutional subscribers, the base renewal rate, including price increases, was 89.7%). For the TTM ended December 31, 2016, the Company’s base renewal rate, including price increases, was 85.7% (for institutional subscribers, the base renewal rate, including price increases, was 87.3%). During 2016, TTM renewal rates were negatively impacted by: the cancellation of contracts, primarily in the second quarter of 2016, associated with Reis’s intellectual property (“IP”) compliance initiatives; from subscribers that exited the CRE business; and in selected cases, in response to our aggressive repricing on contract expirations. As the Company has worked to improve customer retention, poorer performing quarterly renewal rates have been replaced with higher rates in 2017, resulting in the aforementioned TTM renewal rate improvements. Although there may be quarterly variability, management expects further renewal rate improvement for the annual 2018 period over 2017.

New Business — Reis experienced strong levels of new business bookings in 2017. Revenue in the fourth quarter of 2017 continued to be positively impacted by sales that were directly tied to recent product improvements, including wins associated with our expanded sales transaction database with investment sales brokers, property tax appeal firms and tax assessors.

Other Revenue

The Company’s other revenue includes: (1) non-subscription revenue custom data deliverables; and (2) one-time settlements. For the years ended December 31, 2017 and 2016, approximately 2.9% and 4.5%, respectively, of total revenue was generated from one-time settlements (in 2017 and 2016), and custom data deliverables (in 2016 only). A description of the revenue from Intellectual Property settlements and custom data deliverables follows.

Intellectual Property Settlements — Reis continues to successfully resolve cases in which our intellectual property rights have been violated. In 2016 and 2017, the Company continued to be very active in protecting its intellectual property by pursuing firms and individuals who had previously gained unauthorized access to our services. The discovery of instances of unauthorized usage creates opportunities for Reis’s compliance team to engage in productive conversations with firms regarding ongoing access to Reis data in accordance with the terms and conditions of a subscription agreement. Reis has developed a programmatic approach to promptly resolving cases of unauthorized usage and has devoted significant client services and account management resources to increase the renewal rates of IP infringement related accounts to levels typical of all other Reis subscribers. As a result of these compliance procedures, the Company has been able to generate revenue through either one-time settlement payments or by signing up the non-complying firm or individual to an annual or multi-year Reis SE subscription.

Revenue from one-time settlement payments aggregated $1,388,000 and $931,000 in the years ended December 31, 2017 and 2016, respectively. Throughout 2017, as our compliance team continued to identify instances of unauthorized access, the period of unauthorized usage being identified was much shorter and report consumption was not as significant as cases that were settled in prior years. Management believes that compliance resolutions will yield a continuing and significant volume of subscription contracts and recurring revenue for the foreseeable future.

Custom Data Deliverables — The Company recognized significant revenue in 2015 and in the first quarter of 2016 from custom data deliverables and related services for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in June and December 2015 and February 2016, positively impacting results for the second and fourth quarters of 2015 and the first quarter of 2016. Revenue related to these deliverables aggregated $1,200,000 in 2016 (all in the first quarter) and $4,519,000 in the year ended December 31, 2015.

In 2016, Reis did not replicate similar custom data sales. Custom data sales generally, and the large 2015 contract specifically, created a higher level of volatility in our 2015 and 2016 revenue and earnings. In 2017, management was able to identify other opportunities to sell custom data files, but structured these sales as subscription agreements with periodic quarterly updates in order to record revenue ratably, consistent with how the Company recognizes revenue for Reis SE.

Deferred Revenue and Aggregate Revenue Under Contract

Two balance-sheet based metrics management utilizes are deferred revenue and Aggregate Revenue Under Contract. Analyzing these amounts can provide additional insight into the Company’s future financial performance. Deferred revenue, which is a GAAP basis accounting concept and is reported by the Company on the consolidated balance sheet, represents revenue from annual or longer term contracts for which we have billed and/or received payments from our subscribers related to services we will be providing over the remaining contract period. Aggregate Revenue Under Contract is the sum of deferred revenue and future revenue under non-cancellable contracts for which we do not yet have the contractual right to bill and excludes any future revenues expected to be derived from subscribers currently being billed on a monthly basis.

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at December 31, 2017 and 2016, respectively.

	December 31,
	2017	2016
Deferred revenue (GAAP basis)	$26,534,000	$25,031,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	25,470,000	25,928,000

Aggregate Revenue Under Contract	$52,004,000	$50,959,000

(A)   Amounts are billable subsequent to December 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at December 31, 2017 was approximately $35,878,000 related to amounts under contract for the forward twelve-month period through December 31, 2018. The remainder reflects amounts under contract beyond December 31, 2018. The forward twelve-month Aggregate Revenue Under Contract amount is approximately 74.5% of total revenue on a TTM basis at December 31, 2017. For comparison purposes, at December 31, 2016 and 2015, the forward twelve-month Aggregate Revenue Under Contract was $34,778,000 and $33,822,000, respectively, and as a percentage of that year’s total revenue was approximately 73.2% and 66.5%, respectively.

Multi-Year Contracts and Aggregate Revenue Under Contract — In order to increase the predictability of fees from our subscribers and Reis’s revenue and cash flow, we have made a concerted effort to encourage multi-year contracts when appropriate, with terms of two or three years, and in some cases, four years. Over the past three years we have grown the percentage of revenue that is under multi-year contracts from approximately 33% at December 31, 2015 to 38% at December 31, 2016 and up to approximately 45% at December 31, 2017. The average life of multi-year contracts signed in each of the last four years was approximately 2.2 years. There are significant benefits, on a selective basis, of multi-year contracts, including locking in recurring subscription revenue for longer periods, thereby improving our renewal rates and increasing the predictability of future revenues. Multi-year contracts can also positively influence deferred revenue and aggregate revenue under contract, particularly as the number of multi-year contracts grows year-over-year. Operationally, multi-year contracts free up account management resources to focus on subscribers requiring a higher level of attention and upselling opportunities across our account base. Finally, multi-year deals also insulate us from competitive pressures and increase the likeliness that Reis data and analytics will become embedded in the work flow of our clients.

In accordance with GAAP, our revenue recognition policy is to record revenue ratably over the life of a subscriber contract. Therefore any increases in the price of the subscription after the first year of a multi-year contract are considered in the total amount being straight-

lined over the contract term. If a multi-year contract includes pricing steps on and after the first anniversary, there will be increasing cash flow from the contract, but no growth in revenue during the subsequent years under that contract. There has been resulting variability in our growth rates from having such a significant segment of our subscriber base under multi-year agreements which negatively impacted 2016 performance and muted 2017 growth rates.

2016 Revenue Performance

Annual 2016 financial results for Reis presented a difficult comparison against the substantial revenue and financial growth of 2015. Reis’s performance in 2016 relative to the results for 2015 was impacted by four main factors: (1) revenues associated with significant custom data deliverables in 2015; (2) a decline in the TTM renewal rates; (3) a reduction in revenue from IP compliance initiatives; and (4) multi-year contracts and their flattening effect on growth rates.

Subscription Revenue

Total revenue decreased by approximately $(3,360,000), or (6.6)%, in the year ended December 31, 2016 from the comparable 2015 period; however, subscription revenue in 2016 grew 3.8% over the 2015 annual period.

Renewal Rates — For the TTM ended December 31, 2016, the Company’s base renewal rate, including price increases, was 85.7% (for institutional subscribers, the base renewal rate, including price increases, was 87.3%). For the TTM ended December 31, 2015, the Company’s base renewal rate, including price increases, was 91.9% (for institutional subscribers, the base renewal rate, including price increases, was 93.9%). Reis’s 2016 TTM renewal rates were negatively impacted by the cancellation of contracts (most significantly in the second quarter of 2016) signed in 2014 and 2015 associated with Reis’s IP compliance initiatives, from customer losses from subscribers that exited the CRE business and from aggressive repricing on contract expirations.

Multi-Year Contracts — As stated above, we have been increasing the amount of revenue that is under multi-year contracts over each of the last three years. There has been resulting variability in our growth rates from having such a significant segment of our subscriber base under multi-year agreements which negatively impacted 2016 performance.

Other Revenue

The Company’s other revenue included: (1) non-subscription custom data deliverables; and (2) one-time settlements. For the years ended December 31, 2016 and 2015, approximately 4.5%, and 14.1%, respectively, of total revenue was generated from custom data deliverables and one-time settlements. A description of the revenue from custom data deliverables and Intellectual Property settlements follows.

Custom Data Deliverables — As noted above, the Company recognized significant revenue in 2015 from custom data deliverables and related services for one of our existing Reis SE subscribers. The revenue recorded reflected the portion of the custom data files that was delivered in June and December 2015 and February 2016, positively impacting results for the second and fourth quarters of 2015 and the first quarter of 2016. Revenue related to these deliverables aggregated $1,200,000 in 2016 (all in the first quarter) and $4,519,000 in the year ended December 31, 2015.

Intellectual Property Settlements — Revenue from one-time settlement payments aggregated $931,000 and $2,649,000 in the years ended December 31, 2016 and 2015, respectively. Although identified instances of non-compliance remained steady, the frequency and dollar amount of one-time settlements were lower in 2016 than in 2015.

2017 Earnings Metrics - Net (Loss) Income, Income before Income Taxes, Consolidated Adjusted EBITDA and Reis Services EBITDA

The Company had a net (loss) of $(4,548,000) and $(230,000) for the three months ended December 31, 2017 and 2016, respectively. For the years ended December 31, 2017 and 2016, the Company had a net (loss) of $(3,158,000) and net income of $2,781,000, respectively. The decrease of $4,318,000 and $5,939,000 in the three months and year ended December 31, 2017 is primarily due to an incremental income tax expense recorded at December 31, 2017 of $5,142,000 from the change in the Federal tax rate from 35% to 21% and the resulting reduction to the Company’s deferred tax assets to reflect the rate change (as required by the Tax Act). See additional information about revenue and expense variances in this Item 7 and for additional information on taxes, see Note 6 of the consolidated financial statements include elsewhere in this annual report on Form 10-K.

The Company reported income before income taxes of $1,038,000 and a (loss) before income taxes of $(141,000) for the three months ended December 31, 2017 and 2016, respectively. The increase in income before income taxes of $1,179,000 in the fourth quarter of 2017 over the 2016 comparable period is primarily a result of the revenue increase of $709,000 (as described above), as well as operating expense decreases from quarter to quarter of $765,000 (described below), offset by increased depreciation and amortization expense of

$254,000, increased stock-based compensation of $36,000 and an increase in net interest expense of $5,000. For the years ended December 31, 2017 and 2016, the Company had income before income taxes of $2,433,000 and $4,734,000, respectively. The decrease of $(2,301,000) in the annual 2017 period from the 2016 annual period is primarily due to an increase in depreciation and amortization expense of $1,426,000 (associated with increased amortization from database and website development in 2017, as well as a full year’s worth of depreciation expense in 2017 from the leasehold improvements and other office assets associated with the new operations and corporate headquarters spaces in 2016), an increase in operating expenses of $1,382,000 (primarily from employment related cost increases), an increase in stock-based compensation of $112,000 and an increase in net interest expense of $41,000, offset by the $660,000 increase in revenue (as described above).

Consolidated Adjusted EBITDA for the three months ended December 31, 2017 was $3,784,000, an increase of $1,474,000, or 63.8%, from the fourth quarter 2016 amount. The increase is a result of the quarterly revenue increase of $709,000 (as described above), as well as expense decreases from the 2016 period of $765,000. The expense reduction from the 2016 fourth quarter to 2017 is a result of a decrease in headcount and other cost efficiencies. Consolidated Adjusted EBITDA for the year ended December 31, 2017 was $12,827,000, a decrease of $(722,000), or (5.3)%, from the comparable 2016 annual period. The decrease in consolidated Adjusted EBITDA for the year ended December 31, 2017 reflects increased operating expenses of $1,382,000, offset by the annual revenue growth of $660,000 (as described above). Operating expense increases in the annual 2017 period are a result of employment related cost increases over the 2016 period. The consolidated Adjusted EBITDA margins were 30.9% and 26.6% for the three months and year ended December 31, 2017, respectively, as compared to the reported consolidated Adjusted EBITDA margins of 20.0% and 28.5% for the comparable 2016 periods.

Reis Services EBITDA for the three months ended December 31, 2017 was $4,328,000, an increase of $1,663,000, or 62.4%, from the fourth quarter 2016 amount. The increase is a result of the quarterly revenue increase of $709,000, as well as expense decreases from the 2016 fourth quarter of $954,000. The expense reduction from the 2016 fourth quarter to 2017 is a result of a decrease in headcount and other cost efficiencies. Reis Services EBITDA for the year ended December 31, 2017 was $15,134,000, a decrease of $(403,000), or (2.6)% from the comparable 2016 annual period. The decrease in Reis Services EBITDA for the year ended December 31, 2017 reflects increased operating expenses of $1,063,000, offset by the annual revenue growth of $660,000. Operating expense increases in the annual 2017 period are a result of employment related cost increases over the 2016 period. Reis Services EBITDA margins were 35.3% and 31.4% for the three months and year ended December 31, 2017, respectively, as compared to the reported Reis Services EBITDA margins of 23.1% and 32.7% for the 2016 comparable periods.

2016 Earnings Metrics - Net Income, Income before Income Taxes and Discontinued Operations, Consolidated Adjusted EBITDA and Reis Services EBITDA

Net income was $2,781,000 and $10,305,000 for the years ended December 31, 2016 and 2015, respectively. The decrease of $(7,524,000) in the year ended December 31, 2016 is a result of the $3,360,000 revenue decline from period to period and operating expense increases described below of $2,572,000, but also includes the impact of increased depreciation and amortization expense in the year ended December 31, 2016 over 2015 of $1,052,000 from increased amortizable website and database intangible assets and increased spending on furniture, fixtures and equipment. In addition, this includes the impact of increased stock-based compensation of $326,000 and an increase in net interest expense of $32,000, as well as a reduction in income from discontinued operations of $2,234,000 as a result of the finalization of activities from discontinued operations in the 2015 period. This is offset by a reduction in income tax expense (from lower taxable income in the 2016 periods) of $(2,052,000) in the year ended December 31, 2016, as compared to the corresponding 2015 period.

Income before income taxes and discontinued operations was $4,734,000 and $12,076,000 for the years ended December 31, 2016 and 2015, respectively. The decrease of $(7,342,000) in the year ended December 31, 2016 is a result of the $3,360,000 revenue decline from period to period and operating expense increases described below of $2,572,000, but also includes the impact of increased depreciation and amortization expense in the year ended December 31, 2016 over 2015 of $1,052,000 from increased amortizable website and database intangible assets and increased spending on furniture, fixtures and equipment, as compared to the corresponding 2015 period. In addition, this includes the impact of increased stock-based compensation of $326,000 and an increase in net interest expense of $32,000.

Consolidated Adjusted EBITDA for the year ended December 31, 2016 was $13,549,000, a decrease of $(5,932,000), or (30.5)%, from the comparable 2015 period. The decrease primarily resulted from the decline in total revenue of $3,360,000 as described above and the impact of total operating expenses, which grew by $2,572,000 from the comparable 2015 annual period. The consolidated Adjusted EBITDA margins were 28.5% and 38.3% for the years ended December 31, 2016 and 2015, respectively.

Reis Services EBITDA for the year ended December 31, 2016 was $15,537,000, a decrease of $(6,537,000), or (29.6)%, from the comparable 2015 period. This decrease primarily resulted from the decline in total revenue of $3,360,000 as described above. Total operating expenses (excluding interest, taxes, depreciation and amortization expenses) grew by $3,177,000, or 11.0%, in the year ended

December 31, 2016. Expense increases are primarily due to increased employment related costs and rent related expenses. In particular, total rent expense increased $1,682,000 in the year ended December 31, 2016, over the corresponding 2015 annual period. This amount reflects the increase in both the square footage being leased and the higher price per square foot, and includes the effect of overlapping leases from the duplication of rent and other occupancy costs (aggregating approximately $721,000 in the year ended December 31, 2016). In addition, the Company incurred $118,000 of move related costs during the year ended December 31, 2016, which, with the effect of the duplication of rent, has contributed to the reduction in our EBITDA and EBITDA margins in those periods.

The Reis Services EBITDA margin was 32.7% for the year ended December 31, 2016 as compared to 43.4% for the 2015 period. The margin in the year ended December 31, 2015 was positively impacted by the custom data deliverables and other revenue items described previously which had higher margins than our historic sales of Reis SE subscriptions. The 2016 margins were lower than historic norms as a result of the combination of increased expenses and lower total revenue as discussed herein.

Reconciliations of Net Income to EBITDA and Adjusted EBITDA

We define EBITDA as earnings (net income (loss)) before discontinued operations, interest, taxes, depreciation and amortization. We define Adjusted EBITDA as net income (loss) before discontinued operations, interest, taxes, depreciation, amortization and stock-based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate supplemental financial measures to be considered in addition to the reported GAAP basis financial information, which may assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s continuing consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock-based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. EBITDA and Adjusted EBITDA are presented both for the Reis Services segment and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and for making assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services segment. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), income from continuing operations, operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, income from continuing operations, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net (loss)			$(4,548)
Income tax expense			5,586

Income (loss) before income taxes and discontinued operations	$2,136	$(1,098)	1,038
Add back:
Depreciation and amortization expense	2,159	—	2,159
Interest expense (income), net	33	(1)	32

EBITDA	4,328	(1,099)	3,229
Add back:
Stock based compensation expense, net	—	555	555

Adjusted EBITDA	$4,328	$(544)	$3,784

See footnotes on next page.

(amounts in thousands)

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net (loss)			$(3,158)
Income tax expense			5,591

Income (loss) before income taxes and discontinued operations	$6,949	$(4,516)	2,433
Add back:
Depreciation and amortization expense	8,056	—	8,056
Interest expense (income), net	129	(2)	127

EBITDA	15,134	(4,518)	10,616
Add back:
Stock based compensation expense, net	—	2,211	2,211

Adjusted EBITDA	$15,134	$(2,307)	$12,827

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended December 31, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Net (loss)			$(230)
Income tax expense			89

Income (loss) before income taxes and discontinued operations	$733	$(874)	(141)
Add back:
Depreciation and amortization expense	1,905	—	1,905
Interest expense (income), net	27	—	27

EBITDA	2,665	(874)	1,791
Add back:
Stock based compensation expense, net	—	519	519

Adjusted EBITDA	$2,665	$(355)	$2,310

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2016	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$2,781
Income tax expense			1,953

Income (loss) before income taxes and discontinued operations	$8,827	$(4,093)	4,734
Add back:
Depreciation and amortization expense	6,624	6	6,630
Interest expense (income), net	86	—	86

EBITDA	15,537	(4,087)	11,450
Add back:
Stock based compensation expense, net	—	2,099	2,099

Adjusted EBITDA	$15,537	$(1,988)	$13,549

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Year Ended December 31, 2015	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$10,305
Income from discontinued operations			(2,234)

Income from continuing operations			8,071
Income tax expense			4,005

Income (loss) before income taxes and discontinued operations	$16,451	$(4,375)	12,076
Add back:
Depreciation and amortization expense	5,569	9	5,578
Interest expense (income), net	54	—	54

EBITDA	22,074	(4,366)	17,708
Add back:
Stock based compensation expense, net	—	1,773	1,773

Adjusted EBITDA	$22,074	$(2,593)	$19,481

(A) Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment.

Results of Operations

Comparison of the Results of Operations for the Years Ended December 31, 2017 and 2016

Total revenue and related cost of sales were approximately $48,190,000 and $12,565,000, respectively, for the year ended December 31, 2017, which resulted in a gross profit for the Reis Services segment of approximately $35,625,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $3,731,000 during this period. Total revenue and related cost of sales were approximately $47,530,000 and $10,999,000, respectively, for the year ended December 31, 2016, which resulted in a gross profit for the Reis Services segment of approximately $36,531,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,853,000 during this period. See “— Critical Business Metrics” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $1,566,000 resulted from greater employment related costs, specifically from hiring during 2016 and early 2017 of $688,000, and an $878,000 increase in amortization expense for database costs (from product enhancements such as affordable housing and the expansion of data included in our sales offerings).

Sales and marketing expenses were approximately $12,626,000 and $11,879,000 for the years ended December 31, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $919,000 and $935,000 during the years ended December 31, 2017 and 2016, respectively. The increase in sales and marketing expenses between the two periods of approximately $747,000 resulted from greater employment related costs in the 2017 period of $763,000, including costs associated with new hires in sales management, sales enablement and marketing, offset by a $16,000 decrease in amortization expense for the customer relationships intangible asset.

Product development expenses were approximately $4,696,000 and $4,167,000 for the years ended December 31, 2017 and 2016, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $2,381,000 and $1,955,000 during the years ended December 31, 2017 and 2016, respectively. Product development costs increased $529,000, primarily due to increased amortization expense for the website intangible asset of $426,000 and greater employment related costs in the 2017 period of $103,000.

General and administrative expenses of approximately $15,743,000 for the year ended December 31, 2017 included current period expenses of approximately $12,507,000, depreciation and amortization expense of approximately $1,025,000 for furniture, fixtures and equipment, and approximately $2,211,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $15,665,000 for the year ended December 31, 2016 included current period expenses of approximately $12,679,000, depreciation and amortization expense of approximately $887,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $2,099,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net decrease in general and administrative expenses of $172,000 was due to reduced legal fees and lower occupancy costs in 2017, offset by greater employment related costs in 2017. The net increase in depreciation expense of $138,000 in 2017 over the corresponding 2016 period is a result of the build out and furnishing of our new corporate headquarters which was completed in October 2016.

Interest expense of $130,000 and $108,000 for the years ended December 31, 2017 and 2016, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during 2017 and 2016.

Income tax expense of $5,591,000 during the year ended December 31, 2017 reflected deferred Federal tax expense of $5,736,000, current Federal AMT of $20,000 and current state and local tax expense of $225,000, offset by a deferred state and local tax benefit of $(390,000). Income tax expense of $1,953,000 during the year ended December 31, 2016 reflected deferred Federal tax expense of $1,704,000, current Federal AMT of $147,000, current state and local tax expense of $40,000, and deferred state and local tax expense of $62,000.

Tax expense and the effective tax rate for the year ended December 31, 2017 was significantly impacted by the effects of the Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017 by the U.S. Federal government. Among other provisions, the Tax Act reduced the federal corporate tax rate to 21% from the existing maximum rate of 35%, effective January 1, 2018. We remeasured our deferred tax assets as a result of the Federal rate reduction and recorded a provisional estimate of $5,142,000 at December 31, 2017 to reduce the deferred tax asset balance. While we are able to make reasonable estimates of the impact of the reduction in the Federal corporate rate, the final impact of the Tax Act may differ from these estimates, including, but not limited to, changes in our interpretations and assumptions, additional guidance that may be issued by the IRS, and return to provision differences and state rate adjustments. We are continuing to gather additional information to determine the final impact.

Comparison of the Results of Operations for the Years Ended December 31, 2016 and 2015

Total revenue and related cost of sales were approximately $47,530,000 and $10,999,000, respectively, for the year ended December 31, 2016, which resulted in a gross profit for the Reis Services segment of approximately $36,531,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,853,000 during this period. Total revenue and related cost of sales were approximately $50,890,000 and $9,081,000, respectively, for the year ended December 31, 2015, which resulted in a gross profit for the Reis Services segment of approximately $41,809,000. Amortization expense included in cost of sales was approximately $2,103,000 during this period. See “— Critical Business Metrics” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $1,918,000 resulted from greater employment related costs, specifically from hiring during 2015 and 2016, coupled with compensation increases and higher benefit costs than in the 2015 period of $1,168,000 and a $750,000 increase in amortization expense for database costs.

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

General and administrative expenses of approximately $15,665,000 for the year ended December 31, 2016 included current period expenses of approximately $12,679,000, depreciation and amortization expense of approximately $887,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $2,099,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $14,267,000 for the year ended December 31, 2015 included current period expenses of approximately $11,762,000, depreciation and amortization expense of approximately $732,000 for the lease value intangible asset and furniture, fixtures and equipment, and approximately $1,773,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $917,000 was influenced by increased occupancy related costs from the office space expansion (approximately $1,682,000, of which $721,000 was the effect of overlapping leases and the duplication of rent expense), increases for legal fees (approximately $374,000), move related costs (approximately $118,000) and increased employment related costs and other general expenses (approximately $290,000), offset by lower performance based bonus expense in the period (approximately $1,547,000).

Interest expense of $108,000 and $92,000 for the years ended December 31, 2016 and 2015, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during 2016 or 2015.

Income tax expense of $1,953,000 during the year ended December 31, 2016 reflected deferred Federal tax expense of $1,704,000, current Federal AMT of $147,000, current state and local tax expense of $40,000, and deferred state and local tax expense of $62,000. Income tax expense of $4,005,000 for continuing operations during the year ended December 31, 2015 reflected deferred Federal tax expense of $3,832,000, current state and local tax expense of $452,000 and current Federal AMT of $234,000, offset by a deferred state and local tax benefit of $513,000. The deferred state and local tax benefit reflected a change in the New York City law which resulted in a variation between the effective tax rate and the statutory tax rate in the period.

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

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $12,072,000 and $16,815,000 at December 31, 2017 and 2016, respectively, all of which was classified as non-current. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock-based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger. The significant component of the decrease in the deferred tax asset value in 2017 is due to the re-measurement as described above.

The Company had Federal NOL carryforwards aggregating approximately $37,859,000 at December 31, 2017, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of the Gold Peak litigation settlement, discussed in Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $5,140,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,719,000 is not subject to the limitation. The enactment of a 2014 New York State law and a 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such NOLs are expected to be fully utilized in the future.

The next NOL expiration for the Company is in 2024 for approximately $2,513,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2017 is approximately $1,723,000 attributable to excess tax deductions on equity award activity in prior years. Prior to January 1, 2017, the tax benefits attributable to those NOLs were credited directly to additional paid in capital when utilized to offset taxes payable. In 2017, these NOLs were recorded on the Company’s consolidated balance sheet upon adoption of ASU 2016-09 (as more fully described in Note 2 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K).

A valuation allowance is required to reduce deferred tax assets if, based on the weight of all available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result of management’s evaluation of the Company’s future operations, it has been determined that no valuation allowance was necessary at December 31, 2017 and 2016.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $31,000 and $154,000 at December 31, 2017 and 2016, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded additional expense, including interest, of $3,000 in 2017, a reduction in expense of $(4,000) in 2016 and additional expense, including interest, of $70,000 in 2015.

For additional information related to income taxes, see Note 6 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. Our consolidated cash and cash equivalents balance aggregated approximately $19,671,000 at December 31, 2017, a decrease of $(1,820,000) from the December 31, 2016 balance of approximately $21,491,000. Although the Company had cash flows provided by its operating activities of $16,156,000, the Company’s cash position decreased in 2017 as a result of: (1) making investments in its websites and databases of $8,583,000, (2) paying aggregate dividends of approximately $7,876,000, (3) repurchasing approximately $3,421,000 of the Company’s common stock under the repurchase program, and (4) spending on tenant improvements and furniture, fixtures and equipment of approximately $1,030,000. This was partially offset by the receipt of $2,935,000 in proceeds associated with the exercise of 285,000 options in the year ended December 31, 2017.

At December 31, 2017, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including possible further increase in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the payment of state and local taxes based on income (in excess of limitation amounts) and tax on capital; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at December 31, 2017, approximately $435,000 remained available to be purchased under our current authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock.

In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility, which expires on January 28, 2019. For additional information regarding the Revolver, see Note 5 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

On June 24, 2015, the Company’s shelf registration statement on Form S-3 was declared effective. The shelf registration statement permits the offering, issuance and sale of up to a maximum aggregate offering price of $75,000,000 of the Company’s stock from time to time for three years through June 24, 2018. Any determinations about the issuance of new common shares will be at the discretion of the Company’s Board and the use of proceeds, unless otherwise indicated, will be for general corporate purposes, which may include working capital, capital expenditures or acquisitions. Management will retain broad discretion in the allocation of the net proceeds. The Company has no immediate plans to issue shares under the shelf registration statement.

The Company has NOLs that it expects to utilize against future Federal, state and local taxable income. The use of certain NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxable income in excess of the limitation will be subject to tax. Tax payments related to 2018 are expected to be for state and local taxes based on income, in excess of limitation amounts, and tax on capital. In 2021, the Company expects that it could receive approximately $1,737,000 of cash from existing AMT NOLs that will not be utilized prior to that time as described under the Tax Act.

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase additional shares of Reis common stock; or (3) pay a special dividend, or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2018, or thereafter.

Material Contractual Obligations

The following table summarizes material contractual obligations as of December 31, 2017:

(amounts in thousands)	Payments Due
	For the Years Ending December 31,			Thereafter	Aggregate
Contractual Obligations	2018	2019 and 2020	2021 and 2022
Principal and interest payments for the Revolver (A)	$50	$—	$—	$—	$50
Future contractual minimum operating lease payments (B)	3,422	6,884	7,211	8,083	25,600

Total contractual obligations	$3,472	$6,884	$7,211	$8,083	$25,650

(A)	Includes unused facility fees of $50,000 for 2018.
(B)	For additional information related to the Company’s operating leases, see Item 2. Properties.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet liabilities or obligations which are required to be disclosed by the SEC’s rules and regulations.

Discontinued Operations Impact on Liquidity

Cash flows from discontinued operations during the year ended December 31, 2015 were included in the consolidated statements of cash flows in the operating activities section in accordance with the applicable accounting literature. Cash flows from discontinued operations during 2015 were a net inflow of approximately $3,724,000, including $4,779,000 of recoveries, offset by $1,055,000 of cash used for legal and professional fees incurred as part of our cash recovery efforts from insurance companies and other responsible parties in connection with the Gold Peak litigation. As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. Therefore, there were no cash flows from discontinued operations during the years ended December 31, 2016 and 2017. For additional information pertaining to our discontinued operations, see Note 3 to the Company’s consolidated financial statements contained elsewhere in this annual report on Form 10-K.

Other Items Impacting Liquidity

Dividends

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015, and increased the dividend declared and paid to $0.17 per common share for all four quarters of 2016 and 2017. Dividends paid by the Company aggregated approximately $7,876,000, $7,747,000 and $6,338,000, for the years ended

December 31, 2017, 2016 and 2015, respectively. Although the Company anticipates paying a quarterly dividend hereafter, future dividends are subject to approval by the Board.

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

During the year ended December 31, 2017, the Company purchased an aggregate of 182,028 shares of common stock for approximately $3,421,000, or an average price of $18.80 per share, leaving approximately $435,000 at December 31, 2017 that may be used to purchase additional shares under the repurchase program in the future. During the year ended December 31, 2016, the Company purchased an aggregate of 54,176 shares of common stock for approximately $1,144,000, or an average price of $21.11 per share. During the year ended December 31, 2015, the Company did not repurchase any shares of common stock.

Stock Plans

The Company has adopted certain incentive plans for the purpose of attracting and retaining the Company’s directors, officers and employees by having the ability to issue options, RSUs, or stock awards. Awards granted under the Company’s incentive plans expire ten years from the date of grant and vest over periods ranging generally from three to five years for employees.

In 2016 and 2015, the Board authorized the use of cash to settle minimum employee withholding tax obligations on vested RSUs in the respective periods. The net effect was a reduction on the issuance of shares at those vesting dates. The Company utilized approximately $701,000 and $993,000 of cash in 2016 and 2015, respectively, in connection with RSU vestings. Unlike the RSU vestings in 2016 and 2015, for RSUs vesting in 2017 and February 2018, the Company did not use cash to settle minimum employee withholding tax obligations. The Company may, in the future, decide to use cash to settle these cash obligations.

For additional information related to stock plans and other incentives, see Note 8 to the Company’s consolidated financial statements.

Changes in Cash Flows

Cash flows for the years ended December 31, 2017, 2016 and 2015 are summarized as follows:

	For the Years Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$16,156,189	$15,802,098	$24,235,648
Net cash (used in) investing activities	(9,613,502)	(13,325,189)	(6,187,149)
Net cash (used in) financing activities	(8,362,660)	(9,644,279)	(7,135,620)

Net (decrease) increase in cash and cash equivalents	$(1,819,973)	$(7,167,370)	$10,912,879

Comparison of Cash Flows for the Years Ended December 31, 2017 and 2016

Net cash provided by operating activities increased $354,000 from $15,802,000 provided in the 2016 period to $16,156,000 provided in the 2017 period. This net increase was primarily the result of improved operating cash flow in the 2017 period (due to growth in revenue and moderating cash expenses).

Net cash used in investing activities decreased $3,712,000 from $13,325,000 used in the 2016 period to $9,613,000 used in the 2017 period. This change resulted primarily from a $3,787,000 decrease in purchases of furniture, fixtures and equipment (as the 2016 period included spending associated with the build out of new corporate and operations office space) offset by a $75,000 increase in cash used in the 2017 period compared to the 2016 period for website and database development costs for continuing product development initiatives.

Net cash used in financing activities was $8,363,000 and $9,644,000 in the 2017 and 2016 periods, respectively. The 2017 period includes approximately $7,876,000 for dividends declared and paid in the year ended December 31, 2017, $3,421,000 used to repurchase shares of the Company’s common stock, offset by proceeds received from employees for option exercises of $2,935,000. The 2016 period includes approximately $7,747,000 for dividends declared and paid in the year ended December 31, 2016, $701,000 used to settle minimum employee withholding tax obligations on vested RSUs, $206,000 of deferred financing costs related to the expansion and extension of the Revolver and $1,144,000 to repurchase shares of the Company’s common stock, offset by proceeds received from employees for option exercises of $153,000.

Comparison of Cash Flows for the Years Ended December 31, 2016 and 2015

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

Critical Accounting Policies

Management has identified the following accounting policies which it believes are critical in understanding the Company’s activities, financial position and operating results.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such an assessment. A qualitative assessment can be utilized. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value is performed. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as EBITDA multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. The Company utilized the qualitative assessment for its 2017, 2016 and 2015 evaluations. There was no goodwill impairment identified in 2017, 2016 and 2015.

Intangible assets with determinable useful lives are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2017, 2016 and 2015.

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Reis Portfolio CRE for contracts entered into prior to September 16, 2015, represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenue from Reis Portfolio CRE contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription as a result of the purchase of the intellectual property of the Reis Portfolio CRE product and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Multiple contracts executed with one customer are accounted for as separate arrangements. Revenue from ReisReports is recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month.

The Company’s other revenue includes: (1) non-subscription custom data deliverables; and (2) one-time settlements. Revenue from ad-hoc and non-subscription custom reports or projects is recognized upon completion and delivery to the customers, provided that no significant Company obligations remain. Revenue from settlements for prior unlicensed usage is recognized at the time of the settlement when collectability is reasonably assured.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The Company adopted the new standard on January 1, 2018 using the modified retrospective transition method. As such, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings, and prior periods will not be retrospectively restated.

The Company has completed its assessment of changes from adopting the new standard, which included a detailed review of contractual terms for all of its significant revenue streams. The Company currently recognizes subscription revenue ratably over the subscription period. Under the updated standard, subscriptions represent a series of performance obligations that are delivered over time, primarily on a stand-ready basis. As a result, the Company’s subscription revenue meets the criteria for revenue recognition over time and will continue to be recognized ratably under ASU 2014-09. The cumulative effect of adopting the guidance as it relates to revenue recognition will not result in a material adjustment to retained earnings upon adoption.

Additionally, the Company’s evaluation considered the impact of the new standard on accounting for certain incremental costs associated with obtaining contracts with customers, such as commissions and related payroll taxes. The new standard requires these costs to be capitalized and amortized over the estimated life of the asset. Currently, these costs are expensed as incurred. As a result, the Company will capitalize these costs. The amortization period associated with such costs is approximately four years for the incremental commission costs associated with acquiring a new customer. For commission costs associated with renewal contracts, the amortization period is the contract term.

The Company expects to record, on a pre-tax basis, an asset of approximately $3,100,000, a liability of approximately $800,000 and a cumulative effect adjustment to retained earnings of approximately $2,300,000 upon adoption of the new revenue standard as a result of capitalizing commissions.

Income Taxes

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting basis and the tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that are estimated to be in effect when the differences are expected to reverse. Valuation allowances with respect to deferred income tax assets are recorded when deemed appropriate and adjusted based upon periodic evaluations. There was no valuation allowance with respect to deferred income taxes at December 31, 2017, 2016 and 2015.

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

At December 31, 2017 and 2016, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. Throughout 2017 and 2016, the Company did not have any interest rate caps. No debt was outstanding at December 31, 2017 and 2016. For more information about the Company’s debt, see Note 5 to the Company’s consolidated financial statements.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. There were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the fourth quarter of 2017.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control - Integrated Framework” (2013 Framework). Based upon this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting is effective in accordance with those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The executive officers and directors of the Company, their ages and their positions are as follows:

Name	Age	Positions and Offices Held
M. Christian Mitchell	63	Chairman of the Board and Director**
Lloyd Lynford	62	Chief Executive Officer, President and Director***
Jonathan Garfield	61	Executive Vice President and Director*
Mark P. Cantaluppi	47	Vice President, Chief Financial Officer
William Sander	50	Chief Operating Officer and President, Reis Services
Thomas J. Clarke Jr.	61	Director**
Byron C. Vielehr	54	Director*

* Term expires during 2018. ** Term expires during 2019. *** Term expires during 2020.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2018 annual meeting of stockholders is incorporated herein by reference.

Item 11. Executive Compensation.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2018 annual meeting of stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2018 annual meeting of stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2018 annual meeting of stockholders is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

To the extent responsive to the requirements of this item, information contained in the Company’s definitive proxy statement for the 2018 annual meeting of stockholders is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  (1) Financial Statements

Consolidated Balance Sheets at December 31, 2017 and 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015

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

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi
Vice President, Chief Financial Officer

Dated: March 8, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford Lloyd Lynford	Chief Executive Officer, President and Director (Principal Executive Officer)	March 8, 2018

/s/ Mark P. Cantaluppi Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2018

/s/ M. Christian Mitchell M. Christian Mitchell	Chairman of the Board and Director	March 8, 2018

/s/ Thomas J. Clarke Jr. Thomas J. Clarke Jr.	Director	March 8, 2018

/s/ Jonathan Garfield Jonathan Garfield	Director	March 8, 2018

/s/ Byron C. Vielehr Byron C. Vielehr	Director	March 8, 2018

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reis, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1990

Chicago, Illinois

March 8, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Reis, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Reis, Inc.’s and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO Criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (the “PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 8, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Chicago, Illinois

March 8, 2018

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$19,670,613	$21,490,586
Accounts receivable, net	9,744,513	10,743,505
Prepaid and other assets	681,039	792,991

Total current assets	30,096,165	33,027,082
Furniture, fixtures and equipment, net of accumulated depreciation of $1,891,684 and $1,082,793, respectively	4,919,230	5,260,443
Intangible assets, net of accumulated amortization of $48,892,725 and $41,861,561, respectively	19,474,411	17,922,282
Deferred tax asset, net	12,072,118	16,814,737
Goodwill	54,824,648	54,824,648
Other assets	217,161	295,349

Total assets	$121,603,733	$128,144,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	4,149,363	4,031,444
Deferred revenue	26,533,983	25,031,100

Total current liabilities	30,683,346	29,062,544
Other long-term liabilities	2,447,037	1,902,081

Total liabilities	33,130,383	30,964,625

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,470,565 and 11,272,150 issued and outstanding, respectively	229,411	225,443
Additional paid in capital	109,361,540	107,668,599
Retained earnings (deficit)	(21,117,601)	(10,714,126)

Total stockholders’ equity	88,473,350	97,179,916

Total liabilities and stockholders’ equity	$121,603,733	$128,144,541

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Subscription revenue	$46,801,357	$45,398,701	$43,722,087
Other revenue	1,388,330	2,131,054	7,168,351

Total revenue	48,189,687	47,529,755	50,890,438
Cost of sales	12,565,299	10,999,146	9,081,624

Gross profit	35,624,388	36,530,609	41,808,814

Operating expenses:
Sales and marketing	12,626,490	11,878,590	11,700,840
Product development	4,696,207	4,167,474	3,711,054
General and administrative expenses	15,742,567	15,664,495	14,267,027

Total operating expenses	33,065,264	31,710,559	29,678,921

Other income (expenses):
Interest and other income	3,141	21,937	37,857
Interest expense	(129,628)	(108,345)	(91,767)

Total other income (expenses)	(126,487)	(86,408)	(53,910)

Income before income taxes and discontinued operations	2,432,637	4,733,642	12,075,983
Income tax expense	5,591,000	1,953,000	4,005,000

(Loss) income from continuing operations	(3,158,363)	2,780,642	8,070,983
Income from discontinued operations, net of income tax expense of $—, $— and $1,409,000, respectively	—	—	2,234,000

Net (loss) income	$(3,158,363)	$2,780,642	$10,304,983

Per share amounts – basic:
(Loss) income from continuing operations	$(0.28)	$0.25	$0.72

Net (loss) income	$(0.28)	$0.25	$0.92

Per share amounts – diluted:
(Loss) income from continuing operations	$(0.28)	$0.24	$0.69

Net (loss) income	$(0.28)	$0.24	$0.88

Weighted average number of common shares outstanding:
Basic	11,482,343	11,305,110	11,226,932

Diluted	11,482,343	11,745,516	11,706,495

Dividends declared per common share	$0.68	$0.68	$0.56

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, January 1, 2015	11,156,571	$223,131	$105,605,803	$(9,715,528)	$96,113,406

Shares issued for vested employee restricted stock units	64,834	1,297	(1,297)	—	—
Shares issued for option exercises	35,000	700	283,550	—	284,250
Stock based compensation, net	—	—	1,303,708	—	1,303,708
Registration statement costs	—	—	(89,331)	—	(89,331)
Dividends	—	—	—	(6,337,568)	(6,337,568)
Net income	—	—	—	10,304,983	10,304,983

Balance, December 31, 2015	11,256,405	225,128	107,102,433	(5,748,113)	101,579,448

Shares issued for vested employee restricted stock units	52,421	1,048	(1,048)	—	—
Shares issued for option exercises	17,500	350	152,650	—	153,000
Stock based compensation, net	—	—	1,557,394	—	1,557,394
Dividends	—	—	—	(7,746,655)	(7,746,655)
Stock repurchases	(54,176)	(1,083)	(1,142,830)	—	(1,143,913)
Net income	—	—	—	2,780,642	2,780,642

Balance, December 31, 2016	11,272,150	225,443	107,668,599	(10,714,126)	97,179,916

Cumulative effect change in accounting principle (as described in Note 2)	—	—	(27,830)	631,211	603,381

Balance, January 1, 2017	11,272,150	225,443	107,640,769	(10,082,915)	97,783,297
Shares issued for vested employee restricted stock units	95,443	1,909	(1,909)	—	—
Shares issued for option exercises	285,000	5,700	2,929,300	—	2,935,000
Stock based compensation, net	—	—	2,211,076	—	2,211,076
Dividends	—	—	—	(7,876,323)	(7,876,323)
Stock repurchases	(182,028)	(3,641)	(3,417,696)	—	(3,421,337)
Net (loss)	—	—	—	(3,158,363)	(3,158,363)

Balance, December 31, 2017	11,470,565	$229,411	$109,361,540	$(21,117,601)	$88,473,350

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,158,363)	$2,780,642	$10,304,983
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax provision	5,346,000	1,766,000	4,449,000
Depreciation	1,025,092	706,906	429,498
Amortization of intangible assets	7,031,164	5,923,269	5,148,546
Stock based compensation charges	2,211,076	2,098,553	1,772,679
Changes in assets and liabilities:
Restricted cash and investments	—	212,268	357
Accounts receivable, net	998,992	2,997,664	(1,114,106)
Prepaid and other assets	190,140	(40,721)	(332,450)
Accrued expenses and other liabilities	1,009,205	(382,084)	1,170,929
Deferred revenue	1,502,883	(260,399)	2,406,212

Net cash provided by operating activities	16,156,189	15,802,098	24,235,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development additions	(8,583,293)	(8,508,597)	(5,804,090)
Furniture, fixtures and equipment additions	(1,030,209)	(4,818,683)	(383,059)
Proceeds from sale of furniture, fixtures and equipment	—	2,091	—

Net cash (used in) investing activities	(9,613,502)	(13,325,189)	(6,187,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(7,876,323)	(7,746,655)	(6,337,568)
Registration statement costs	—	—	(89,331)
Proceeds from option exercises	2,935,000	153,000	284,250
Payments for option cancellations and restricted stock units	—	(701,159)	(992,971)
Payment of financing cost	—	(205,552)	—
Stock repurchases	(3,421,337)	(1,143,913)	—

Net cash (used in) financing activities	(8,362,660)	(9,644,279)	(7,135,620)

Net (decrease) increase in cash and cash equivalents	(1,819,973)	(7,167,370)	10,912,879
Cash and cash equivalents, beginning of year	21,490,586	28,657,956	17,745,077

Cash and cash equivalents, end of year	$19,670,613	$21,490,586	$28,657,956

SUPPLEMENTAL INFORMATION:
Cash paid during the year for interest	$50,694	$42,500	$25,347

Cash paid during the year for income taxes	$274,719	$722,105	$651,502

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for furniture, fixtures and equipment additions	$(346,330)	$346,330

Disposal of fully depreciated furniture, fixtures and equipment	$216,201	$2,074,098	$138,160

Accrual for website and database development costs			$350,000

Shares issued for vested employee restricted stock units	$1,909	$1,048	$1,297

Shares issued for option exercises	$5,700

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

Reis Services, including its predecessors, was founded in 1980.

Reis Services

The Company provides commercial real estate (“CRE”) market information and analytical tools to real estate professionals. Reis maintains a proprietary database of information on all commercial properties in metropolitan markets and neighborhoods throughout the U.S. This information is used by CRE investors, lenders and other professionals to make informed buying, selling and financing decisions. In addition, Reis data is used by debt and equity investors to assess, quantify and manage the risks of default and loss associated with individual mortgages, properties, portfolios and real estate backed securities. Reis currently provides its information services to many of the nation’s leading lending institutions, equity investors, brokers and appraisers.

The Company’s product portfolio features Reis SE, its flagship delivery platform aimed at larger and mid-sized enterprises. Other products include: Reis Portfolio CRE and other portfolio support products and services, aimed primarily at risk managers and credit administrators at banks and non-bank lending institutions; and ReisReports, aimed at prosumers and smaller enterprises. It is through these products that Reis provides online access to a proprietary database of commercial real estate information and analytical tools designed to facilitate debt and equity transactions as well as ongoing asset and portfolio evaluations.

Depending on the product or level of entitlement, users have access to market trends and forecasts at metropolitan and neighborhood levels throughout the U.S. and/or detailed building-specific information such as rents, vacancy rates, lease terms, property sales, new construction listings, property valuation estimates and property level tax information. Reis’s products are designed to meet the demand for timely and accurate information to support the decision making of property owners, developers, builders, banks and non-bank lenders, equity investors and service providers. These real estate professionals require access to timely information on both the performance and pricing of assets, including detailed data on market transactions, supply, absorption, rents and sale prices. This information is critical to all aspects of valuing assets and financing their acquisition, development and construction.

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

Discontinued Operations

In April 2011, the Company determined that all operational and litigation related activities associated with the prior ownership and development of residential real estate, including certain general and administrative costs that supported the related operations, should be presented as a discontinued operation. As a result of this determination and the fact that these operations and cash flows

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

were clearly distinguished, the operating results of the discontinued segment and related general and administrative costs were aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements for all periods presented. Discontinued operations were completed as of December 31, 2015, therefore there were no discontinued operations activities during the years ended December 31, 2017 and 2016.

Variable Interests

The Company evaluates its investments and subsidiaries to determine if an entity is a voting interest entity or a variable interest entity (“VIE”). The Company performs this analysis on an ongoing basis, or as circumstances change. The Company did not have any VIEs in the years ended December 31, 2017, 2016 and 2015.

Cash and Cash Equivalents

The Company considers all demand and money market accounts and short term investments in government funds with a maturity of three months or less at the date of purchase to be cash and cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at invoiced amounts and do not bear interest. The allowance for doubtful accounts reflects the Company’s assessment of collectability of outstanding receivables after consideration of the age of a receivable, customer payment history and other current events or economic factors that could affect a customer’s ability to make payments.

Furniture, Fixtures and Equipment

The Company capitalizes costs for the purchase of furniture, fixtures and equipment that have an expected useful life beyond one year. Depreciation expense is calculated on a straight-line basis over the determined useful life of the asset, generally between three and ten years. Depreciation expense is charged to general and administrative expenses and aggregated approximately $1,025,000, $707,000 and $429,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Customer Relationships

The value ascribed to customer relationships acquired at the time of the May 2007 merger (the “Merger”) is amortized over 15 years on an accelerated basis and is charged to sales and marketing expense.

Lease Value

The value ascribed to the below market terms of the office lease existing at the time of the Merger was amortized on a straight-line basis over the remaining term of the acquired office lease. During 2016 this ascribed value was fully amortized. Amortization expense was charged to general and administrative expenses during 2016 and 2015.

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

Goodwill is not amortized and is tested for impairment at least annually, or after a triggering event has occurred, requiring such an assessment. A qualitative assessment can be utilized. If the qualitative assessment results in a determination that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then no further evaluation would be necessary. If, after performing the qualitative assessment, the Company determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, then a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value is performed. The fair values used in this evaluation would be estimates based upon market projections for the reporting unit. These market projections would utilize a number of estimates and assumptions, such as earnings before interest, taxes, depreciation and amortization (EBITDA) multiples, market comparisons, and quoted market prices. If the fair value of the reporting unit were to exceed its carrying value, goodwill would not be deemed to be impaired. If the fair value of the reporting unit is less than its carrying value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. The Company utilized the qualitative assessment for its 2017, 2016 and 2015 evaluations. There was no goodwill impairment identified in 2017, 2016 and 2015.

Intangible assets with determinable useful lives are amortized over their respective estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used. In addition, the carrying amount of amortizable intangible assets are reviewed when indicators of impairment are present. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, the asset would be considered impaired. An impairment charge would be determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. There was no intangible asset impairment identified in 2017, 2016 and 2015.

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

During the years ended December 31, 2017, 2016 and 2015, the Company had no assets or liabilities valued using the valuation hierarchy.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

Revenue Recognition and Related Items

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE product and is recognized as revenue ratably over the related contractual period, which is typically one year but can be as long as 48 months. Revenue from Reis Portfolio CRE for contracts entered into prior to September 16, 2015 represents the Company’s 50% share of the value of the subscription and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Revenue from Reis Portfolio CRE contracts entered into after September 16, 2015 represents the Company’s 100% share of the value of the subscription as a result of the purchase of the intellectual property of the Reis Portfolio CRE product and is recognized as revenue ratably over the related contractual period consistent with the treatment for the Reis SE product. Multiple contracts executed with one customer are accounted for as separate arrangements. Revenue from ReisReports is recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month.

The Company’s other revenue includes; (1) non-subscription custom data deliverables; and (2) one-time settlements. Revenue from ad-hoc and non-subscription custom reports or projects is recognized upon completion and delivery to the customers, provided that no significant Company obligations remain. Revenue from settlements for prior unlicensed usage is recognized at the time of the settlement when collectability is reasonably assured.

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

	For the Years Ended December 31,
	2017	2016	2015
Numerator for basic per share calculation:
(Loss) income from continuing operations for basic calculation	$(3,158,363)	$2,780,642	$8,070,983
Income from discontinued operations, net of income tax expense	—	—	2,234,000

Net (loss) income for basic calculation	$(3,158,363)	$2,780,642	$10,304,983

Numerator for diluted per share calculation:
(Loss) income from continuing operations	$(3,158,363)	$2,780,642	$8,070,983
Adjustments to (loss) income from continuing operations for the statements of operations impact of dilutive securities	—	—	—

(Loss) income from continuing operations for dilution calculation	(3,158,363)	2,780,642	8,070,983
Income from discontinued operations, net of income tax expense	—	—	2,234,000

Net (loss) income for dilution calculation	$(3,158,363)	$2,780,642	$10,304,983

Denominator:
Weighted average common shares – basic	11,482,343	11,305,110	11,226,932
Effect of dilutive securities:
RSUs	—	138,077	142,949
Stock options	—	302,329	336,614

Weighted average common shares – diluted	11,482,343	11,745,516	11,706,495

Per common share amounts – basic:
(Loss) income from continuing operations	$(0.28)	$0.25	$0.72
Income from discontinued operations	—	—	0.20

Net (loss) income	$(0.28)	$0.25	$0.92

Per common share amounts – diluted:
(Loss) income from continuing operations	$(0.28)	$0.24	$0.69
Income from discontinued operations	—	—	0.19

Net (loss) income	$(0.28)	$0.24	$0.88

Potentially dilutive securities include all stock based awards. For the years ended December 31, 2017, 2016 and 2015, certain equity awards were antidilutive.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

New Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). ASU 2014-09 affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets. Under ASU 2014-09, an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The Company adopted the new standard on January 1, 2018 using the modified retrospective transition method. As such, the Company will recognize the cumulative effect of adopting this guidance as an adjustment to its opening balance of retained earnings, and prior periods will not be retrospectively restated.

The Company has completed its assessment of changes from adopting the new standard, which included a detailed review of contractual terms for all of its significant revenue streams. The Company currently recognizes subscription revenue ratably over the subscription period. Under the updated standard, subscriptions represent a series of performance obligations that are delivered over time, primarily on a stand-ready basis. As a result, the Company’s subscription revenue meets the criteria for revenue recognition over time and will continue to be recognized ratably under ASU 2014-09. The cumulative effect of adopting the guidance as it relates to revenue recognition will not result in a material adjustment to retained earnings upon adoption.

Additionally, the Company’s evaluation considered the impact of the new standard on accounting for certain incremental costs associated with obtaining contracts with customers, such as commissions and related payroll taxes. The new standard requires these costs to be capitalized and amortized over the estimated life of the asset. Currently, these costs are expensed as incurred. The amortization period associated with such costs is approximately four years for the incremental commission costs associated with acquiring a new customer. For commission costs associated with renewal contracts, the amortization period is the contract term.

The Company expects to record, on a pre-tax basis, an asset of approximately $3,100,000, a liability of approximately $800,000 and a cumulative effect adjustment to retained earnings of approximately $2,300,000 upon adoption of the new revenue standard as a result of capitalizing commissions.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the impact the pending adoption of ASU 2016-02 will have on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (“ASU 2016-09”). Under ASU 2016-09, entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The guidance on employers’ accounting for (1) an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and (2) forfeitures is also changing. For public business entities, ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, and interim periods within those years. The Company adopted ASU 2016-09 as of January 1, 2017, which included (1) recording an additional deferred tax asset on the consolidated balance sheet of approximately $603,000 and (2) the recording of a cumulative effect change in stockholders’ equity related to the prior treatment of estimated forfeitures of $28,000 as the Company has elected to record forfeitures in the period in which they occur. The cumulative effect change in accounting principle is reflected on the consolidated statement of changes in stockholders’ equity to reconcile from the previously reported December 31, 2016 balances to the recast amounts after giving effect to ASU 2016-09. Other than the items identified, the adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides criteria to determine when an integrated set of assets and activities (a “set”) is not a business and narrows the definition of the term output so that it is consistent with the description of outputs in Topic 606. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is only permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The Company does not expect the adoption of ASU 2017-01 to have a material impact to its consolidated financial statements and disclosures.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Summary of Significant Accounting Policies (continued)

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other: Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 removes Step 2 from the goodwill impairment test. Under ASU 2017-04, if a reporting unit’s carrying amount exceeds its fair value, an impairment charge will be recorded based on the difference, with the impairment charge limited to the amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and early adoption is permitted on or after January 1, 2017. The Company early adopted ASU 2017-04 during the quarter ended September 30, 2017 and performed the annual goodwill impairment analysis as of October 1, 2017 in accordance with the new pronouncement. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and disclosures.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

3.    Segment Information

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data December 31, 2017	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,990	$681	$19,671
Accounts receivable, net	9,745	—	9,745
Prepaid and other assets	502	179	681

Total current assets	29,237	860	30,097
Furniture, fixtures and equipment, net	4,919	—	4,919
Intangible assets, net	19,474	—	19,474
Deferred tax asset, net	285	11,787	12,072
Goodwill	57,203	(2,378)	54,825
Other assets	217	—	217

Total assets	$111,335	$10,269	$121,604

Liabilities and stockholders’ equity Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,421	729	4,150
Deferred revenue	26,534	—	26,534

Total current liabilities	29,955	729	30,684
Other long-term liabilities	2,447	—	2,447
Deferred tax liability, net	34,862	(34,862)	—

Total liabilities	67,264	(34,133)	33,131
Total stockholders’ equity	44,071	44,402	88,473

Total liabilities and stockholders’ equity	$111,335	$10,269	$121,604

Condensed Balance Sheet Data December 31, 2016	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,903	$1,588	$21,491
Accounts receivable, net	10,744	—	10,744
Prepaid and other assets	622	170	792

Total current assets	31,269	1,758	33,027
Furniture, fixtures and equipment, net	5,260	—	5,260
Intangible assets, net	17,922	—	17,922
Deferred tax asset, net	285	16,530	16,815
Goodwill	57,203	(2,378)	54,825
Other assets	295	—	295

Total assets	$112,234	$15,910	$128,144

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,724	307	4,031
Deferred revenue	25,031	—	25,031

Total current liabilities	28,755	307	29,062
Other long-term liabilities	1,902	—	1,902
Deferred tax liability, net	32,909	(32,909)	—

Total liabilities	63,566	(32,602)	30,964
Total stockholders’ equity	48,668	48,512	97,180

Total liabilities and stockholders’ equity	$112,234	$15,910	$128,144

(A)	Includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Year Ended December 31, 2017	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$46,802	$—	$46,802
Other revenue	1,388	—	1,388

Total revenue	48,190	—	48,190
Cost of sales	12,565	—	12,565

Gross profit	35,625	—	35,625

Operating expenses:
Sales and marketing	12,626	—	12,626
Product development	4,696	—	4,696
General and administrative expenses	11,225	4,518	15,743

Total operating expenses	28,547	4,518	33,065
Other income (expenses):
Interest and other income	1	2	3
Interest expense	(130)	—	(130)

Total other income (expenses)	(129)	2	(127)

Income (loss) before income taxes	$6,949	$(4,516)	$2,433

Condensed Operating Data for the Year Ended December 31, 2016	Reis Services	Other (A)	Consolidated
Revenue:
Subscription revenue	$45,399	$—	$45,399
Other revenue	2,131	—	2,131

Total revenue	47,530	—	47,530
Cost of sales	10,999	—	10,999

Gross profit	36,531	—	36,531

Operating expenses:
Sales and marketing	11,879	—	11,879
Product development	4,167	—	4,167
General and administrative expenses	11,572	4,093	15,665

Total operating expenses	27,618	4,093	31,711
Other income (expenses):
Interest and other income	22	—	22
Interest expense	(108)	—	(108)

Total other income (expenses)	(86)	—	(86)

Income (loss) before income taxes	$8,827	$(4,093)	$4,734

(A)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

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

Reis Services

See Note 1 for a description of Reis Services’s business and products at December 31, 2017.

The Company’s largest individual customer accounted for 4.4%, 6.3% and 10.6% of Reis Services’s total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. Included in other revenue was $1,200,000 and $4,519,000 for the years ended December 31, 2016 and 2015, respectively, associated with custom data deliverables and portfolio advisory services related to one customer.

The following table presents the accounts receivable balances of Reis Services at December 31, 2017 and 2016:

	December 31,
	2017	2016
Accounts receivable	$9,937,000	$10,862,000
Allowance for doubtful accounts	(192,000)	(118,000)

Accounts receivable, net	$9,745,000	$10,744,000

Twenty-one subscribers accounted for an aggregate of approximately 51.5% of Reis Services’s accounts receivable at December 31, 2017, including three subscribers in excess of 4.0% and the largest representing 9.2%. Through March 2, 2018, the Company received payments of approximately $7,850,000 or 79.0%, against the December 31, 2017 accounts receivable balance. Twenty-three subscribers accounted for an aggregate of approximately 52.4% of Reis Services’s accounts receivable at December 31, 2016, including two subscribers in excess of 4.0% and the largest representing 8.3%.

At December 31, 2017 and 2016, the largest individual subscriber accounted for 6.4% and 3.7% respectively, of deferred revenue.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Segment Information (continued)

Discontinued Operations – Residential Development Activities

Income from discontinued operations was comprised of the following for the year ended December 31, 2015 (there were no discontinued operations activities for the years ended December 31, 2017 and 2016):

For the Year Ended December 31, 2015
Litigation recoveries	$4,839,000
Other (expenses), net	(1,196,000)

Income from discontinued operations before income tax	3,643,000
Income tax expense from discontinued operations	1,409,000

Income from discontinued operations, net of income tax expense	$2,234,000

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

As of December 31, 2015, the Company entered into the final settlement agreement related to its Gold Peak recovery efforts, bringing closure to this process. In summary, recovery efforts from the fourth quarter of 2012 through December 31, 2015 resulted in cash collections aggregating approximately $5,658,000 from multiple insurance carriers, trial attorneys, an insurance broker and other responsible parties involved in the design, development, construction and supervision of the Gold Peak project. The Company recovered approximately $4,839,000 in the year ended December 31, 2015. Other expenses in 2015 included legal and other professional costs incurred related to the Gold Peak litigation recovery efforts.

4.    Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	December 31,
	2017	2016
Database	$33,538,000	$28,146,000
Accumulated amortization	(23,705,000)	(19,974,000)

Database, net	9,833,000	8,172,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(10,182,000)	(9,263,000)

Customer relationships, net	3,918,000	4,837,000

Website	20,729,000	17,538,000
Accumulated amortization	(15,006,000)	(12,624,000)

Website, net	5,723,000	4,914,000

Intangibles, net	$19,474,000	$17,923,000

With respect to the database intangible asset, the Company capitalized approximately $5,392,000 and $5,356,000 during the years ended December 31, 2017 and 2016, respectively. Separately, for the website intangible asset, the Company capitalized approximately $3,191,000 and $2,803,000 during the years ended December 31, 2017 and 2016, respectively.

Amortization expense for intangible assets aggregated approximately $7,031,000 for the year ended December 31, 2017, of which approximately $3,731,000 related to the database, which is charged to cost of sales, approximately $919,000 related to customer relationships, which is charged to sales and marketing expense and approximately $2,381,000 related to website development, which is charged to product development expense, all in the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Intangible Assets (continued)

Amortization expense for intangible assets aggregated approximately $5,923,000 for the year ended December 31, 2016, of which approximately $2,853,000 related to the database, approximately $935,000 related to customer relationships, approximately $1,955,000 related to website development, and approximately $180,000 related to the value ascribed to the below market terms of the office lease, which was charged to general and administrative expense, all in the Reis Services segment. The lease value intangible asset was fully amortized in 2016. Amortization expense for intangible assets aggregated approximately $5,148,000 for the year ended December 31, 2015, of which approximately $2,103,000 related to the database, approximately $949,000 related to customer relationships, approximately $1,793,000 related to website development, and approximately $303,000 related to the value ascribed to the below market terms of the office lease.

The Company’s future amortization expense related to the net intangible asset balance at December 31, 2017 follows:

For the Year Ended December 31,	Amount

2018	$7,398,000
2019	5,729,000
2020	3,618,000
2021	1,816,000
2022	868,000
Thereafter	45,000

Total	$19,474,000

5.	Debt

The Company had no debt outstanding at December 31, 2017 and 2016.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at December 31, 2017 and 2016. No borrowings were made on the Revolver during the years ended December 31, 2017 and 2016.

6.	Income Taxes

The components of income tax expense are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Current Federal alternative minimum tax (“AMT”) expense	$20,000	$147,000	$303,000
Current state and local tax expense	225,000	40,000	662,000
Deferred Federal tax expense (A)	5,736,000	1,704,000	4,962,000
Deferred state and local tax (benefit) expense	(390,000)	62,000	(513,000)

Consolidated income tax expense, including taxes attributable to discontinued operations (B)	5,591,000	1,953,000	5,414,000
Less income tax expense attributable to discontinued operations	—	—	1,409,000

Income tax expense (C)	$5,591,000	$1,953,000	$4,005,000

(A)  Includes an AMT (benefit) of $(20,000), $(147,000) and $(303,000) in 2017, 2016 and 2015, respectively.

(B)  Includes income tax expense attributable to income from discontinued operations.

(C)  Reflects the tax expense from continuing operations as reported on the consolidated statements of operations for the periods presented.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

The reconciliation of income tax computed at the U.S. Federal statutory rate to income tax expense on continuing operations is as follows:

	For the Years Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
Tax expense at U.S. statutory rate	$851,000	35.00%	$1,657,000	35.00%	$4,227,000	35.00%
State and local tax expense, net of Federal impact	119,000	4.89%	142,000	3.00%	494,000	4.09%
Impact of state and local tax rate change, net of Federal impact	10,000	0.41%	7,000	0.15%	(714,000)	(5.90%)
Impact of Federal rate change	5,142,000	211.38%	—	—	—	—
Non-deductible items	53,000	2.16%	147,000	3.10%	(2,000)	(0.02%)
Windfall tax benefit	(584,000)	(24.01)%	—	—	—	—

Income tax expense	$5,591,000	229.83%	$1,953,000	41.25%	$4,005,000	33.17%

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for income, state and local taxes where the Company has established nexus and there are no available NOLs, and for a portion of its state and local income taxes for New York State and New York City due to laws enacted in March 2014 and April 2015, respectively, which limit the amount of existing NOLs which could be used each year.

The changes in New York City law were reflected in the second quarter of 2015 income tax expense. Given the change in the New York City law, there was a variation between the effective tax rate and the statutory tax rate for the year ended December 31, 2015.

On December 22, 2017, the Federal government of the United States enacted the U.S. Tax Cuts and Jobs Act (“the Tax Act”), which significantly changed existing U.S. tax laws, including a reduction in the Federal corporate income tax rate from 35% to 21%, repeal of corporate Federal “AMT” and a refund of certain existing AMT credits over several years, introduction of a capital investment deduction, limitation of the interest deduction, limitation of the use of net operating losses incurred on or after January 1, 2018 to offset future taxable income, limitation of the deduction for compensation paid to certain executive officers and extensive changes to the U.S. international tax system, as well as other changes. These changes generally took effect on January 1, 2018. The U.S. Treasury department is expected to release regulations implementing the Tax Act and the U.S. tax laws may be further amended in the future. The Company’s federal net operating losses that have been incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. Net operating losses incurred after December 31, 2017 will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to finalize the accounting. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its current tax accounting on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. As a result, the consolidated statements of operations reflect a net expense of $5,142,000 for the year ended December 31, 2017 from the re-measurement of our net Federal deferred tax assets to the lower corporate tax rate, which we are reporting provisionally. While the Company was able to make reasonable estimates of the impact of the reduction in the Federal corporate rate, the final impact of the Tax Act may differ from these estimates, including, but not limited to, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service (“IRS”) return to provision differences and state rate adjustments. The Company is continuing to gather additional information to determine the final impact.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $12,072,000 and $16,815,000 at December 31, 2017 and 2016, respectively, all of which was classified as non-current. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the Merger. The significant component of the decrease in the deferred tax asset balance in 2017 is due to the re-measurement as described above.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
Deferred Tax Assets

Net operating loss carryforwards	$9,952,569	$14,561,655
Liability reserves	652,000	792,075
Stock compensation plans	979,947	1,828,185
AMT credit carryforwards	1,736,984	1,717,792
Other	253,538	57,153

	13,575,038	18,956,860
Valuation allowance	—	—

Total deferred tax assets	13,575,038	18,956,860

Deferred Tax Liabilities

Acquired asset differences — book value greater than tax	(1,025,930)	(1,842,450)
Asset basis differences — carrying amount value greater than tax	(476,990)	(299,673)

Total deferred tax liabilities	(1,502,920)	(2,142,123)

Net deferred tax asset	$12,072,118	$16,814,737

The Company had Federal NOL carryforwards aggregating approximately $37,859,000 at December 31, 2017, as well as significant state and local NOL carryforwards. These NOLs included amounts generated subsequent to the Merger (including a substantial NOL realized during the year ended December 31, 2012 as a result of a litigation settlement, discussed in Note 3), losses from the Reis Services business prior to the Merger and the Company’s operating losses prior to the Merger. Approximately $5,140,000 of these Federal NOLs are subject to an annual Internal Revenue Code Section 382 limitation of $2,779,000, whereas the remaining balance of approximately $32,719,000 is not subject to the limitation. The enactment of the 2014 New York State law and the 2015 New York City law discussed above limit the amount of existing NOLs which could be used each year in those jurisdictions; however, all such NOLs are expected to be fully utilized in the future.

The next NOL expiration for the Company is in 2024 for approximately $2,513,000 of Federal NOLs. Included in the Federal NOLs at December 31, 2017 is approximately $1,723,000 attributable to excess tax deductions on equity award activity in prior years. Prior to January 1, 2017, the tax benefits attributable to those NOLs were credited directly to additional paid in capital when utilized to offset taxes payable. In 2017, these NOLs were recorded on the Company’s consolidated balance sheet upon adoption of ASU 2016-09, as described in Note 2.

The Company and its subsidiaries have been audited by the IRS for the 2012 tax year, which audit was completed in February 2015 with the IRS issuing a no change letter. The 2014, 2015 and 2016 Federal tax returns are open for examination. All prior Federal periods are closed, except to the extent that an NOL was generated in a given year and such NOL was utilized during an open tax year or will be utilized in the future.

During the third quarter of 2015, audits of the Company and its consolidated subsidiaries for tax years 2004 through 2006 were completed by New York State resulting in net payments aggregating approximately $16,000 in the period to New York State and New York City. Such amounts had been accrued in prior periods. With few exceptions, the state and local income tax returns are open to examination for the years 2014 through 2016.

The Company’s reserve for unrecognized tax benefits, including estimated interest, was $31,000 and $154,000 at December 31, 2017 and 2016, respectively. The unrecognized tax benefits as well as related interest was included in general and administrative expenses. The Company recorded additional expense, including interest, of $3,000 in 2017, a reduction in expense of $(4,000) in 2016 and additional expense, including interest, of $70,000 in 2015.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Income Taxes (continued)

A reconciliation of the unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 follows:

	For the Years Ended December 31,
	2017	2016	2015
Balance at beginning of period	$154,000	$159,000	$105,000
Additional provision (reduction) and interest related to prior years, net	3,000	(4,000)	70,000
Resolution of matters during the period	(126,000)	(1,000)	(16,000)

Balance at end of period	$31,000	$154,000	$159,000

The Company expects that a substantial portion of the 2017 balance could be resolved in 2018.

7.	Stockholders’ Equity

On August 30, 2016, the Company’s Board of Directors (the “Board”) authorized a program to purchase an aggregate of $5,000,000 of the Company’s common stock. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods.

During the years ended December 31, 2017 and 2016, the Company purchased an aggregate of 182,028 and 54,176 shares of common stock for approximately $3,421,000 and $1,144,000, respectively. From the inception of the repurchase program to December 31, 2017, the Company purchased an aggregate of 236,204 shares for approximately $4,565,000, or an average price of $19.33 per share, leaving approximately $435,000 at December 31, 2017 that may be used to purchase additional shares under the repurchase program in the future. During the year ended December 31, 2015, the Company did not repurchase any shares of common stock.

The Company commenced a quarterly dividend program in the second quarter of 2014 when it declared and paid an initial quarterly cash dividend of $0.11 per common share. The Company increased the dividends declared and paid to $0.14 per common share for all four quarters of 2015, and increased the dividend declared and paid to $0.17 per common share for all four quarters of 2016 and 2017. Dividend payments aggregated approximately $7,876,000, $7,747,000 and $6,338,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Option Awards

The following table presents option activity and other plan data for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017		2016		2015
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	530,000	$9.64	547,500	$9.61	582,500	$9.52
Granted	—	$—	—	$—	—	$—
Exercised	(285,000)	$(10.30)	(17,500)	$(8.74)	(35,000)	$(8.12)
Forfeited/cancelled/expired	—	$—	—	$—	—	$—

Outstanding at end of period	245,000	$8.88	530,000	$9.64	547,500	$9.61

Options exercisable at end of period	237,000	$8.56	518,000	$9.44	531,500	$9.35

Weighted average fair value of options granted per year (per option)	$—		$—		$—

Weighted average remaining contractual life at end of period	2.9 years		2.0 years		3.0 years

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

The following table presents additional option details at December 31, 2017 and 2016:

	Options Outstanding and Exercisable at December 31, 2017				Options Outstanding and Exercisable at December 31, 2016
Range of Exercise Prices	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)	Outstanding	Remaining Contractual Life (Years)	Weighted Average Exercise Price	Intrinsic Value (A)
$ 7.50	—	—	$—	$—	10,000	0.6	$7.50	$147,500
$ 8.03	225,000	2.6	$8.03	2,840,625	225,000	3.6	$8.03	3,200,625
$ 10.40	—	—	$—	—	275,000	0.4	$10.40	3,258,750
$ 18.52	20,000	6.4	$18.52	42,600	20,000	7.4	$18.52	74,600

	245,000	2.9	$8.88	$2,883,225	530,000	2.0	$9.64	$6,681,475

(A)  The intrinsic value is the amount by which the fair value of the Company’s stock price exceeds the exercise price of an option at December 31, 2017 and 2016, respectively. For purposes of this calculation, the Company’s closing stock prices were $20.65 and $22.25 per share on December 31, 2017 and 2016, respectively.

Dividends are not paid or accrued on unexercised options.

RSU Awards

The following table presents the changes in RSUs outstanding for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
Outstanding at beginning of period	281,320	254,041	277,973
Granted	141,937	124,709	83,141
Common stock delivered (A) (B) (C)	(95,443)	(85,181)	(105,970)
Forfeited	(9,672)	(12,249)	(1,103)

Outstanding at end of period	318,142	281,320	254,041

Intrinsic value (D)	$6,570,000	$6,259,000	$6,028,000

(A)  In the 2017 period, all of the vested RSUs were issued as shares.

(B)  The 2016 period includes 32,760 shares which were used to settle minimum employee withholding tax obligations for 29 employees of approximately $701,000 in 2016. A net of 52,421 shares of common stock were delivered in 2016.

(C)  The 2015 period includes 41,136 shares which were used to settle minimum employee withholding tax obligations for 28 employees of approximately $993,000 in 2015. A net of 64,834 shares of common stock were delivered in 2015.

(D)  For purposes of this calculation, the Company’s closing stock prices were $20.65, $22.25 and $23.73 per share on December 31, 2017, 2016 and 2015, respectively.

In the year ended December 31, 2017, an aggregate of 134,926 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $18.63 per RSU. In the year ended December 31, 2016, an aggregate of 118,724 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $20.22 per RSU. In the year ended December 31, 2015, an aggregate of 77,405 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a weighted average grant date fair value of $22.41 per RSU. The grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2017, 2016 and 2015 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the years ended December 31, 2017, 2016 and 2015, an aggregate of 7,011 RSUs, 5,985 RSUs and 5,736 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $19.66, $23.04 and $24.03 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested, but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Stock Plans and Other Incentives (continued)

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $2,211,000, $2,099,000 and $1,773,000, respectively, including approximately $138,000 in each year related to non-employee director equity compensation, for the years ended December 31, 2017, 2016 and 2015, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

At December 31, 2017, the total compensation cost related to outstanding, non-vested equity awards of options and RSUs that is expected to be recognized as compensation cost in the future aggregates approximately $2,549,000. It does not include any awards granted subsequent to December 31, 2017 and does not estimate for any potential forfeitures in the future.

For the Year Ended December 31,	Options	RSUs	Total

2018	$31,000	$1,568,000	$1,599,000
2019	12,000	870,000	882,000
2020	—	68,000	68,000

	$43,000	$2,506,000	$2,549,000

9.	Commitments and Contingencies

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

Other Operating Commitments

At December 31, 2017, the Company is a tenant under three operating leases for office space; the Company’s corporate headquarters in Midtown Manhattan, New York (which expires in October 2025); for operation teams in White Plains, New York (which expires in June 2023) and a sales office in Laguna Beach, California (which expires in June 2020). Rent expense was approximately $3,706,000, $3,889,000 and $2,207,000 for the years ended December 31, 2017, 2016 and 2015, respectively, which includes base rent plus other charges including, but not limited to, real estate taxes and maintenance costs in excess of base year amounts. The 2016 amount also includes the effect of overlapping leases which created a duplication of rent and other occupancy costs from June 1, 2016 to October 31, 2016.

Future minimum lease payments under operating leases at December 31, 2017 are as follows:

For the Year Ended December 31,	Amount
2018	$3,422,000
2019	3,443,000
2020	3,441,000
2021	3,559,000
2022	3,652,000
Thereafter	8,083,000

Total	$25,600,000

The Company has a defined contribution savings plans pursuant to Section 401 of the Internal Revenue Code. The Company matches contributions up to 2% of employees’ salaries, as then defined, for 2017, 2016 and 2015 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan of approximately $306,000, $289,000 and $259,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Continued)

Commitments and Contingencies (continued)

10. Fair Value of Financial Instruments

At December 31, 2017 and 2016, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at December 31, 2017 and 2016. The Company had no debt outstanding at December 31, 2017 and 2016. See Note 5 for additional information about the Company’s debt.

11. Summarized Consolidated Quarterly Information (Unaudited)

Summarized consolidated and condensed quarterly financial information is as follows:

(amounts in thousands, except per share amounts)

	2017
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
Total revenue	$12,126	$11,709	$12,092	$12,263

Net income (loss)	$535	$397	$458	$(4,548)

Per share amounts – basic (A):
Net income (loss)	$0.05	$0.03	$0.04	$(0.40)

Per share amounts – diluted (A):
Net income (loss)	$0.05	$0.03	$0.04	$(0.40)

Weighted average number of common shares outstanding:
Basic	11,447	11,514	11,500	11,468

Diluted	11,776	11,777	11,775	11,468

	2016
	For the Three Months Ended March 31	For the Three Months Ended June 30	For the Three Months Ended September 30	For the Three Months Ended December 31
Total revenue	$12,824	$11,615	$11,537	$11,554

Net income (loss)	$1,604	$941	$466	$(230)

Per share amounts – basic (A):
Net income (loss)	$0.14	$0.08	$0.04	$(0.02)

Per share amounts – diluted (A):
Net income (loss)	$0.14	$0.08	$0.04	$(0.02)

Weighted average number of common shares outstanding:
Basic	11,284	11,322	11,321	11,294

Diluted	11,726	11,781	11,764	11,294

(A)	Aggregate quarterly per share amounts may not equal annual or period to date amounts presented elsewhere in these consolidated financial statements due to rounding differences.