Form 10-K/A
period 2017-12-31
Reis, Inc.
filed 2018-04-25
CIK 1038222

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of the Registrant’s shares of common stock outstanding was 11,569,692 as of April 20, 2018.

EXPLANATORY NOTE

The annual report (the “Original Report”) on Form 10-K of Reis, Inc. (“Reis” or the “Company”) for the year ended December 31, 2017 was originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2018. In the Original Report, portions of Part III were indicated as incorporated by reference to the Company’s definitive 2018 proxy statement. This Amendment No. 1 is being filed solely to include responses to the items required by Part III, because the Company’s definitive 2018 proxy statement will not be filed on or before April 30, 2018 (i.e., within 120 days after the end of 2017) pursuant to the SEC’s Regulation 14A. On March 8, 2018, the Company announced that the Board of Directors is considering strategic alternatives; as a result, it has been determined that it would be appropriate to delay the 2018 annual meeting of stockholders until such strategic alternative review has been completed.

This Amendment No. 1 consists of a cover page, this explanatory note, a table of contents, Part III, Part IV (Items 15(a)(3) and Item 15(b) only), the signature page and the amended certifications of the principal executive officer and principal financial officer (Exhibits 31.1 and 31.2). Part III and Items 15(a)(3) and 15(b) are hereby amended and restated in their entirety. This Amendment No. 1 does not amend or restate any other information contained in the Original Report. In addition, it does not update the Original Report to reflect any events or circumstances occurring since its filing date, except that, where specifically noted in this Amendment No. 1, certain information may be provided as of a later date.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Biographical Information

The executive officers and directors of the Company, their ages and their positions as of April 1, 2018 are as follows:

Name	Age	Positions and Offices Held

M. Christian Mitchell	63	Chairman of the Board and Director**
Lloyd Lynford	62	Chief Executive Officer, President and Director***
Jonathan Garfield	61	Executive Vice President and Director*
Mark P. Cantaluppi	47	Vice President, Chief Financial Officer
William Sander	50	Chief Operating Officer, Reis Services
Thomas J. Clarke Jr	61	Director**
Byron C. Vielehr	54	Director*

* Term expires during 2018. ** Term expires during 2019. *** Term expires during 2020.

Following is biographical information regarding the foregoing executive officers and directors:

M. Christian Mitchell, age 63, has been a director of Reis since May 2007. Mr. Mitchell is Vice Chairman of Marshall & Stevens, Inc., a national valuation consulting firm, where he has served on the board of directors since December 2008. He has also served as a member of the board of directors of Grandpoint Capital, a bank holding company located in Los Angeles, since March 2010, where he is Chairman of the audit and risk committee and Lead Independent Director. Since May 2012, Mr. Mitchell has served as a director of Western Asset Mortgage Capital Corporation, a public mortgage REIT, where he is Chairman of the audit committee and a member of the compensation and nominating and corporate governance committees and Lead Independent Director. Beginning in 2013, Mr. Mitchell became a director of Parsons Corp., an employee stock ownership plan, or ESOP, owned engineering, construction, technical and professional services firm. At Parsons, he is Chairman of the audit committee and a member of the nominating and corporate governance and executive committees. In 2013, Mr. Mitchell also became a member of the board of directors of Stearns Holdings, LLC, a leading private independent mortgage company. At Stearns he is Chairman of the audit committee and a member of the compensation committee. Previously, Mr. Mitchell served as a member of the board of directors of two multi-billion dollar bank holding companies – one public and one private equity-sponsored. He served as Chairman of the audit committees for both companies, and as a member of various committees of each company, including the risk, planning, compliance and nominating and corporate governance committees. Mr. Mitchell was previously a member of the board of directors of Special Value Opportunities Fund, LLC, a closed-end SEC registered investment company, from 2004 to 2015, where he was also the designated financial expert and Chairman of the audit committee, as well as a member of the transaction committee. Mr. Mitchell is Chairman Emeritus of the National Association of Corporate Directors (“NACD”), Southern California Chapter, and in 2017 was elected to the national board of directors for NACD. He is also designated as an NACD Board Leadership Fellow. In 2011 and 2012, Mr. Mitchell was named one of the “100 Most Influential People in Corporate Governance” by Directorship magazine. He was an adjunct Accounting Professor at the University of Redlands from 2006 through May 2010 and a guest lecturer from 2010 to 2017. Mr. Mitchell was with the accounting firm Deloitte & Touche LLP from 1977 to 1985 and 1987 to 2003, and served as the National Managing Partner, Mortgage Banking/Finance Companies Practice, from 2001 to 2003. Mr. Mitchell graduated summa cum laude from the University of Alabama. Reis’s board of directors has concluded that Mr. Mitchell should serve on the board based on his extensive accounting and finance, banking and real estate finance, and corporate governance experience.

Lloyd Lynford, age 62, has been President, Chief Executive Officer and a director of Reis since Reis’s founding by Mr. Lynford and Mr. Jonathan Garfield in 1980. Mr. Lynford served on the board of the Real Estate Research Institute from 1993 to 1997 and served as its President from 1996 to 1997. He has lectured at The Wharton School, Berkeley, MIT, New York University, Columbia University, and Cambridge University. Mr. Lynford graduated magna cum laude from Brown University. Mr. Lynford currently is on the board of directors of Paradigm Tax Group. Reis’s board of directors has concluded that Mr. Lynford should serve on the board based on his extensive expertise in commercial real estate markets and in developing and marketing analytical products to decision makers in the real estate capital markets.

Jonathan Garfield, age 61, has been Executive Vice President and a director of Reis since Reis’s founding by Mr. Lloyd Lynford and Mr. Garfield in 1980. He created the initial applications and the database which contains Reis’s time series data on the property, neighborhood and metropolitan levels. Mr. Garfield led the initial transition to electronic delivery of Reis’s information products by managing the design, production, testing and maintenance of Reis’s flagship product, Reis SE. He oversaw Reis’s corporate reporting, including legal, accounting, audit, tax and financing issues until May 2007. Mr. Garfield graduated cum laude from Pomona College. Reis’s board of directors has concluded that Mr. Garfield should serve on the board based on his extensive experience in information management, database technology and analytical product development, as well as with the real estate markets, developed in his nearly 40 years with Reis.

Mark P. Cantaluppi, age 47, has been Vice President (since November 1999) and Chief Financial Officer (since March 2006) of Reis (including its public company predecessor, Wellsford Real Properties, Inc. (“Wellsford”)). Previously, Mr. Cantaluppi was Chief Accounting Officer and Director of Investor Relations of Wellsford since December 2000. He joined Wellsford in November 1999 as Vice President, Controller and Director of Investor Relations. From January 1998 to November 1999, he was the Assistant Controller of Vornado Realty Trust, a diversified REIT. From 1993 to 1998, Mr. Cantaluppi worked for Ernst & Young LLP, a public accounting firm, where he attained the level of manager. Mr. Cantaluppi is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Cantaluppi graduated cum laude from Villanova University.

William Sander, age 50, has been Chief Operating Officer of Reis Services (or its predecessor) since 2001, and President of Reis Services since March 2013. In addition to his responsibilities for the day-to-day management of the firm, Mr. Sander has been instrumental in charting the course of development for the Company’s flagship product, Reis SE, since its initial launch in 2001, introducing successive versions of comparability analysis (Rent, Sales and New Construction Comps), automated property valuations (Single Property Valuation, Value Alert and Reis Portfolio CRE), and customizable, natural language analytical reports at the market, submarket, and property level. He has guided the Company through multiple expansions of coverage into new metros, and through the addition of entirely new sectors (self storage, seniors housing, student housing, flex/research & development, and warehouse/distribution). In 2007, Mr. Sander played a significant role in the Company’s sale and subsequent listing on NASDAQ. In 2014, Mr. Sander established the Company’s Intellectual Property protection group, which he continues to lead as key strategist. Prior to joining Reis, Mr. Sander was a Senior Vice President of Product Management for Primark Corporation which provided content and software to the financial services industry. At Primark, Mr. Sander was responsible for the integration of numerous data sources into the Global Access and Piranha platforms. In 2000, after Primark was acquired by Thomson Corporation for $1.1 billion, Global Access and Piranha were recast as Thomson Research and Thomson ONE Banker. Mr. Sander spent his early career as Director of Product Management at IRRC, a proxy advisory firm, where he authored the Shareholder Voting Almanac, 1991 edition. He is a graduate of Marietta College.

Thomas J. Clarke Jr., age 61, has been a director of Reis since September 2010. Mr. Clarke served as the Chief Executive Officer of Weiss Group, LLC, a leading provider of independent research, from July 2010 to January 2018. From 1999 through 2009, he served as Chief Executive Officer of TheStreet.com, Inc., a financial media company. From 2002 through 2008, Mr. Clarke also served as Chairman of TheStreet.com. From 1998 through 1999, he served as President of Thomson Financial Investor Relations, following the acquisition of Technimetrics, Inc. by Thomson Financial. From 1984 through 1998, Mr. Clarke served in executive positions of increasing responsibility at Technimetrics, a global information company, rising to Chief Executive Officer from 1992 through the company’s sale in 1998. From 1980 through 1984, he served as Operations Manager for McAuto Systems Group, Incorporated, a Medicaid billing processor. He is also a mentor to students at Columbia University involved in the Executive Masters Program focusing on technology. Mr. Clarke received a Bachelor of Science degree in marketing from St. John’s University and a Master’s degree in Business Administration from Hofstra University. Reis’s board of directors has concluded that Mr. Clarke should serve on the board based on his extensive operating and strategic experience as a senior executive in the information services industry.

Byron C. Vielehr, age 54, has been a director of Reis since September 2010. Mr. Vielehr is Chief Administrative Officer at Fiserv, Inc. In this role Mr. Vielehr oversees the company’s domestic account processing businesses, which serve banks, thrifts and credit unions. Mr. Vielehr has more than 25 years of technology and financial services experience. Prior to joining Fiserv in 2013, he served as President of International and Global Operations for Dun & Bradstreet (D&B), where he was responsible for all D&B businesses outside of North America and led operations globally. During his tenure at D&B, which began as Chief Information Officer in 2005, Mr. Vielehr held a succession of senior executive positions, including leadership of its North American business, Global Risk Management Solutions, and D&B Sales and Marketing Solutions. Prior to joining Dun & Bradstreet, Mr. Vielehr was President and Chief Operating Officer of Northstar Systems International, Inc., an enterprise wealth management technology solutions provider, and previously was Chief Technology Officer of various units of Merrill Lynch, a leading investment bank. He received a Bachelor’s degree from Drexel University and a Master’s degree in Business Administration from the University of Pennsylvania’s

Wharton School. Reis’s board of directors has concluded that Mr. Vielehr should serve on the board based on his extensive operating and strategic experience as a senior executive in the information services industry.

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

Based solely on its review of the copies of the reports it has received and written representations provided to Reis from the individuals required to file the reports, Reis believes that each of Reis’s executive officers and directors has complied with applicable reporting requirements for transactions in Reis’s common stock during the fiscal year ended December 31, 2017, except for the late filing by Mr. Clarke of two Form 4s required to be filed with respect to two transactions in 2017. All transactions and holdings are currently reported and reflected in this Amendment No. 1.

Corporate Governance

General

Reis periodically reviews its corporate governance policies and procedures to ensure that the Company meets the highest standards of ethical conduct, reports results with accuracy and transparency, and maintains full compliance with the laws, rules and regulations that govern Reis and its operations. As part of this periodic corporate governance review, the board of directors reviews and adopts what it believes are, at that time, the best corporate governance policies and practices for Reis.

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

As a mechanism to encourage compliance with the Code of Ethics, Reis has adopted the Whistleblower Policy, which contains procedures to receive, treat and retain complaints regarding accounting, internal accounting controls, auditing matters or other matters, including violations of the Code of Ethics. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Whistleblower Policy also prohibits Reis from retaliating against any director, officer or employee who reports actual or apparent violations of the Code of Ethics.

Copies of the Code of Ethics and the Whistleblower Policy can be found under “Corporate Governance/Documents & Charters” at the Investor Relations portion of Reis’s website (www.reis.com). Any amendment of the Code of Ethics, or any waiver under the Code of Ethics applicable to Reis’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, will be disclosed at the same location.

Meetings and Committees of the Board of Directors

General. The Company conducts business through meetings and activities of its board of directors and committees thereof. During 2017, the board of directors of the Company held six meetings and acted by written consent on four other occasions. No director attended fewer than 75% of the total meetings of the board of directors and the committees on which such director served.

The following table identifies the Company’s standing committees and their members at December 31, 2017 (which composition has remained the same as of the date of this Form 10-K/A), and lists the number of meetings held by each committee during 2017. The members of each standing committee are appointed by the board of directors, generally on an annual basis at the board’s meeting held immediately following the annual meeting of stockholders. All members of each committee are independent in accordance with the listing standards of the NASDAQ Stock Market. Each of the committees listed below operates under a written charter adopted by the board of directors that governs its composition, responsibilities and operations. The committee charters and Reis’s “Corporate Governance Guidelines” are available under “Corporate Governance/Documents & Charters” at the Investor Relations portion of Reis’s website (www.reis.com).

Name	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Thomas J. Clarke Jr.	X	*
Jonathan Garfield
Lloyd Lynford
M. Christian Mitchell (Chairman)	*		X
Byron C. Vielehr	X	X	*

Number of formal meetings in 2017 (not including actions taken by written consent)	8	4	3

* Denotes committee chairperson.

Changes in Board of Directors and Committee Composition. During 2017 (and through the date of this Form 10-K/A) there were no changes in the composition of the board of directors and its committees.

Audit Committee. The Audit Committee selects and retains (subject to approval or ratification by the Company’s stockholders) the independent registered public accounting firm for Reis, reviews the scope of the work of the independent registered public accounting firm and its reports, and reviews the activities and actions of Reis’s accounting staff in its preparation of financial statements and review of internal control over financial reporting. The board of directors has designated Mr. Mitchell as an “audit committee financial expert” under the rules of the Securities and Exchange Commission (the “SEC”). In addition to being independent generally, as set forth under “—Independent Directors,” Messrs. Mitchell, Clarke and Vielehr each satisfy the additional independence requirements for audit committee members under the listing standards of the NASDAQ Stock Market. The annual report of the Audit Committee required by the rules of the SEC is included in this Form 10-K/A. See “Audit Committee Report.”

Compensation Committee. The Compensation Committee reviews and determines compensation arrangements, including employment agreements, salaries, bonuses and other benefits for executive officers of Reis and its subsidiaries, reviews and determines employees to whom stock options, restricted stock units (“RSUs”) and other equity-based awards are to be granted and the terms of such grants, reviews the selection of officers who participate in incentive and other compensatory plans and arrangements, reviews the Company’s compensation plans, and recommends new plans, or amendments to those plans, to the board of directors. The Compensation Committee report required by the rules of the SEC is included in this Form 10-K/A under the heading “Compensation Committee Report.” The Compensation Committee may form and delegate authority to subcommittees as the Compensation Committee deems appropriate.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee takes a leadership role in shaping governance policies and practices, including recommending to the board of directors the corporate governance policies and guidelines applicable to Reis and monitoring compliance with those policies and guidelines. In addition, the Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become board members and recommending the director nominees for election at the next annual meeting of stockholders. This committee also recommends director candidates for each committee for appointment by the board of directors.

Leadership Structure of the Board of Directors

The board of directors does not have a formal policy regarding the separation of the roles of Chief Executive Officer and Chairman of the board of directors, as the board believes it is in the best interests of the Company to make that determination based on the position and direction of the Company and the membership of the board, at any particular time. The board of directors has appointed M. Christian Mitchell, an independent director, to serve as the board’s independent Chairman. The Chairman presides at all meetings of the board of directors during which he is present and works with the Chief Executive Officer to establish the agendas for these meetings. Meetings of the board of directors may generally be called by the Chairman, the Chief Executive Officer, the

President or a majority of the directors then in office. The independent directors have the opportunity to meet in executive session, led by the independent Chairman, at every regularly scheduled meeting of the board.

Role of the Board of Directors in Risk Oversight

General. A fundamental part of risk management is not only understanding the risks faced by the Company, how those risks may evolve over time, and what steps management is taking to manage and mitigate those risks, but also understanding what level of risk tolerance is appropriate for the Company. Management is responsible for the day-to-day management of risk, while the board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. The board regularly reviews information regarding sales and marketing, operations, finance and business development as well as the risks associated with each. While the board is ultimately responsible for risk oversight, committees of the board also have been allocated responsibility for specific aspects of risk oversight. In particular, the Audit Committee assists the board in fulfilling its oversight responsibilities with respect to risk management in the areas of financial reporting and internal controls. The Compensation Committee assists the board in fulfilling its oversight responsibilities with respect to the risks arising from our compensation policies and programs. The Nominating and Corporate Governance Committee assists the board in fulfilling its oversight responsibilities with respect to the risks associated with board organization, membership and structure, ethics and compliance, succession planning for directors and executive officers, and corporate governance.

Compensation Committee Risk Oversight and Compensation Risk Assessment. The Compensation Committee is responsible for reviewing compensation policies and practices relating to our named executive officers. In executing this duty, the Compensation Committee relies on information provided by management and, from time to time, by an independent compensation consultant. The Company’s senior management, together with human resources, legal and finance personnel, as well as outside advisors, is responsible for implementing and reviewing compensation policies and practices relating to employees other than our named executive officers. Based on a review of these matters, including any mitigating controls, we believe that the mix of compensation elements and the design of those elements along with sound governance practices work together to provide compensation programs and practices that do not encourage employees to take risks that are reasonably likely to have a material adverse effect on the Company. Specifically:

•

the Company has strong internal financial controls that are assessed by the Company’s independent registered public accounting firm annually in addition to their audits of the Company’s financial statements;

•

base salaries are fixed in amount and consistent with market practice and employees’ responsibility so that employees are not motivated to take excessive risks to attain a reasonable level of financial security;

•

the determination of incentive awards is based on well-defined financial measures. There is a maximum cash incentive opportunity for each named executive officer, and the Compensation Committee retains discretion to adjust bonuses to eliminate anomalous or inappropriate outcomes; and

•	long-term incentives are designed to provide appropriate awards for successful long-term outcomes, and effectively align realized compensation with returns realized by investors.

Communications with Directors

Reis’s stockholders may wish to communicate with the board of directors and/or individual directors. Written communications may be made to the board of directors or to specific members of the board by addressing them to the intended addressee, care of: Corporate Secretary, Reis, Inc., 1185 Avenue of the Americas, 30th Floor, New York, New York 10036, or by email to investorrelations@reis.com. Relevant communications are distributed to the board of directors or to any individual director or directors, as appropriate, depending on the facts and circumstances outlined in the communication. In that regard, the board of directors has requested that certain items that are unrelated to the duties and responsibilities of the board of directors should be excluded, such as: business solicitations or advertisements; junk mail and mass mailings; new product or service suggestions; product or service complaints; product or service inquiries; résumés and other forms of job inquiries; spam; and surveys. In addition, material that is unduly hostile, threatening, illegal or similarly unsuitable will be excluded, with the provision that any communication that is filtered out must be made available to any director upon request.

Audit Committee Report

Notwithstanding anything to the contrary set forth in any of Reis’s previous filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act that might incorporate future filings, including this Form 10-K/A, in whole or in part, this report of the Audit Committee will not be incorporated by reference into any such filings.

Reis’s management is responsible for Reis’s internal control over financial reporting. The Audit Committee oversees Reis’s internal control over financial reporting on behalf of the board of directors. The independent registered public accounting firm is responsible for performing an independent audit of Reis’s consolidated financial statements and issuing an opinion on the conformity of those financial statements with U.S. generally accepted accounting principles (“GAAP”), as well as Reis’s internal control over financial reporting.

The Audit Committee met eight times during 2017 and held discussions with management and the independent registered public accounting firm. Management represented to the Audit Committee that Reis’s consolidated financial statements were prepared in accordance with GAAP, and the Audit Committee has reviewed and discussed the consolidated financial statements with management and the independent registered public accounting firm. The Audit Committee discussed with the independent registered public accounting firm matters required to be discussed by the statement on auditing standards No. 61, as amended (AICPA, Professional Standards, Volume 1 AU Section 388), as adopted by the Public Company Accounting Oversight Board (“PCAOB”) in Rule 3200T, including the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of the disclosures in the financial statements.

In addition, the Audit Committee has received the written disclosures and letter from the independent registered public accounting firm required by the PCAOB’s Ethics and Independence Rule 3526, “Communication with Audit Committees Concerning Independence,” and has discussed with the independent registered public accounting firm the firm’s independence from Reis and its management.

The Audit Committee discussed with Reis’s independent registered public accounting firm the overall scope and plans for their audit. The Audit Committee meets with the independent registered public accounting firm, with and without management present, to discuss the results of their annual examination and their procedures with respect to the Company’s quarterly financial statements, their consideration of Reis’s internal control over financial reporting, and the overall quality of Reis’s financial reporting process. The Audit Committee also approved the professional (including non-audit) services provided by the independent registered public accounting firm, considered the range of audit and non-audit fees, reviewed any related party transactions and reviewed and approved the issuance of the quarterly financial statements and disclosures in Reis’s quarterly reports on Form 10-Q during 2017 and the year end financial statements and disclosures in Reis’s annual report on Form 10-K for the year ended December 31, 2017, in each case before such document was filed with the SEC.

In performing all of these functions, the Audit Committee acts only in an oversight capacity. In its oversight role, the Audit Committee relies on the work and assurances of Reis’s management, which has the primary responsibility for financial statements and reports, and of the independent registered public accounting firm who, in their report, express an opinion on the conformity of Reis’s financial statements with GAAP. The Audit Committee’s oversight does not provide it with an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal control over financial reporting designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions with management and the independent registered public accounting firm do not assure that Reis’s financial statements are presented in accordance with GAAP, that the audits of Reis’s financial statements and internal control over financial reporting have been carried out in accordance with the standards of the PCAOB or that Reis’s independent registered public accounting firm is in fact “independent.”

In reliance on the reviews and discussions referred to above, the Audit Committee recommended that the audited consolidated financial statements be included in Reis’s annual report on Form 10-K for the year ended December 31, 2017 for filing with the SEC on March 8, 2018. The annual report on Form 10-K, including the financial statements recommended by the Audit Committee, was distributed to the board of directors and each director authorized filing of the annual report by executing the signature page thereto.

The Audit Committee has selected, subject to stockholder ratification, Ernst & Young LLP as Reis’s independent registered public accounting firm for the fiscal year ending December 31, 2018.

The Audit Committee of the Board of Directors of Reis, Inc.

M. Christian Mitchell, Chairperson

Thomas J. Clarke Jr.

Byron C. Vielehr

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents compensation for the Company’s named executive officers including our principal executive officer (Mr. Lynford), our principal financial officer (Mr. Cantaluppi) and our two other most highly compensated executive officers as of December 31, 2017, the most recently completed fiscal year (Messrs. Garfield and Sander).

Name and Principal Position	Year	Salary ($)(A)	Bonus ($)(B)	Stock Awards ($)(C)	Option Awards ($)(D)	Non-Equity Incentive Plan Compensation ($)(E)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(F)	Total ($)

Lloyd Lynford	2017	$475,000	$163,000	$619,657	$—	$104,203	$—	$5,400	$1,367,260
Chief Executive Officer &	2016	$462,500	$—	$622,271	$—	$—	$—	$5,300	$1,090,071
President	2015	$450,000	$—	$428,786	$—	$548,324	$—	$5,300	$1,432,410

	2017	$425,000	$97,000	$481,966	$—	$62,602	$—	$5,400	$1,071,968
Jonathan Garfield	2016	$420,000	$—	$483,993	$—	$—	$—	$5,300	$909,293
Executive Vice President	2015	$415,000	$—	$333,508	$—	$337,118	$—	$5,300	$1,090,926

William Sander
President & Chief	2017	$355,000	$90,311	$308,055	$—	$65,689	$—	$5,400	$824,455
Operating Officer	2016	$348,000	$—	$276,536	$—	$—	$—	$5,300	$629,836
of Reis Services	2015	$341,000	$—	$190,579	$—	$340,627	$—	$5,300	$877,506

Mark P. Cantaluppi	2017	$335,000	$90,500	$177,365	$—	$63,074	$—	$5,400	$671,339
Vice President,	2016	$317,500	$—	$145,208	$—	$—	$—	$5,300	$468,008
Chief Financial Officer	2015	$300,000	$15,000	$100,048	$—	$305,940	$—	$5,300	$726,288

(A)	Includes base salary for all periods presented as reflected in the respective named executive officers’ employment agreements. The 2016 amounts reflect the base salary for the period January 1 to June 30 at the annual rate as reflected in the respective named executive officers’ 2013 employment agreements and for the period July 1 to December 31 at the annual rate as reflected in the respective named executive officers’ 2016 employment agreements.
(B)	Represents discretionary bonuses awarded by the Compensation Committee. Discretionary bonuses for 2017 were paid in March 2018, and discretionary bonuses for 2015 were paid in February 2016.
(C)	Represents the grant date fair market value of RSUs granted to each named executive officer. The grant date fair market value of the RSUs used to calculate these amounts is the same as that used for stock-based compensation disclosure included in Reis’s consolidated financial statements filed with the SEC.
•	For Mr. Lynford, the 2017 amount includes 33,190 RSUs granted in February 2017, which vest ratably over three years (the “2017 Annual Grant”), the 2016 amount includes 30,889 RSUs granted in February 2016, which vest ratably over three years (the “2016 Annual Grant”) and the 2015 amount includes 19,149 RSUs granted in February 2015, which vest ratably over three years (the “2015 Annual Grant”).
•	For Mr. Garfield, includes 25,815 RSUs from the 2017 Annual Grant, 24,025 RSUs from the 2016 Annual Grant and 14,894 RSUs from the 2015 Annual Grant.
•	For Mr. Sander, includes 16,500 RSUs from the 2017 Annual Grant, 13,727 RSUs from the 2016 Annual Grant and 8,511 RSUs from the 2015 Annual Grant.
•	For Mr. Cantaluppi, includes 9,500 RSUs from the 2017 Annual Grant, 7,208 RSUs from the 2016 Annual Grant and 4,468 RSUs from the 2015 Annual Grant.

The fair value of Reis’s common stock on the date that the Compensation Committee authorized the respective reward was $18.67, $20.15 and $22.39 per share for the 2017, 2016 and 2015 Annual Grants, respectively.

(D)	No option awards were granted to the named executive officers in any of the years presented.
(E)	Includes non-equity incentive plan compensation and/or performance-based bonuses under the executive officers’ employment agreements. The performance-based bonuses for 2017 were paid in March 2018. The performance-based bonus for 2015 was paid in February 2016. No performance-based bonuses were earned during the 2016 period for the four named executive officers,
(F)	The following provides greater detail for all other compensation:
•	For Mr. Lynford, all other compensation is comprised of matching contributions into the Company’s 401(k) plan of $5,400 in 2017 and $5,300 in both 2016 and 2015. The amounts do not reflect any perquisites, as the aggregate amount of perquisites in each year was less than $10,000.

•

For Mr. Garfield, all other compensation is comprised of matching contributions into the Company’s 401(k) plan of $5,400 in 2017 and $5,300 in both 2016 and 2015. The amounts do not reflect any perquisites, as the aggregate amount of perquisites in each year was less than $10,000.

•

For Mr. Sander, all other compensation is comprised of matching contributions into the Company’s 401(k) plan of $5,400 in 2017 and $5,300 in both 2016 and 2015. The amounts do not reflect any perquisites, as the aggregate amount of perquisites in each year was less than $10,000.

•

For Mr. Cantaluppi, all other compensation is comprised of matching contributions into the Company’s 401(k) plan of $5,400 in 2017 and $5,300 in both 2016 and 2015. The amounts do not reflect any perquisites, as the aggregate amount of perquisites in each year was less than $10,000.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the following Compensation Discussion and Analysis section of this Form 10-K/A for Reis. Based on its review and discussions with management, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in Reis’s annual report on Form 10-K/A for the year ended December 31, 2017.

The Compensation Committee of the Board of Directors of Reis, Inc.

Thomas J. Clarke Jr., Chairperson

Byron C. Vielehr

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Reis’s Compensation Committee (the “Committee”) is responsible for designing and maintaining Reis’s executive compensation program consistent with the objectives below. The Committee operates under a written charter approved by the board of directors. For additional information about the Committee’s authority and its ability to delegate its authority, see the section of this Form 10-K/A titled “Corporate Governance – Meetings and Committees of the Board of Directors – Compensation Committee.” The Committee annually establishes and reviews all forms of direct compensation, including base salaries, annual incentive bonuses, and both the terms and types of equity awards, for Reis’s named executive officers. The Committee also reviews certain aspects of compensation for other officers of Reis. Reis’s executive compensation program seeks to:

•  link executive compensation with the achievement of overall corporate goals;

•  encourage and reward superior performance; and

•  assist Reis in attracting, motivating and retaining talented executive officers.

Accordingly, executive compensation is structured so that a significant portion of compensation paid to named executive officers is directly related to Reis’s short-term and long-term performance, thereby aligning the interests of named executive officers with those of Reis’s stockholders. For example, as discussed below, a significant portion of the named executive officers’ opportunities under Reis’s annual cash incentive program is tied to the achievement of total revenue and EBITDA growth of the Reis Services segment. EBITDA is defined as earnings (net income (loss)) before discontinued operations, interest, taxes, depreciation and amortization. Throughout this Compensation Discussion & Analysis, we refer to EBITDA, which is a non-GAAP financial measure. For an explanation of how we calculate this measure, please see “Reconciliations of Net Income to EBITDA and Adjusted EBITDA,” beginning on page 33 of Reis’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018. The Committee also recognizes that the market for executives in the commercial real estate information services industry is highly competitive, and therefore seeks to provide a competitive total compensation package so that Reis may maintain its leadership position in this industry by attracting, retaining, and motivating executives capable of enhancing stockholder value.

Results of “Say on Pay” Advisory Vote. The Company provided its stockholders with the opportunity to cast an advisory vote on executive compensation (the “Say on Pay” proposal) at the Company’s 2017 annual meeting of stockholders. Approximately 95.6% of the votes cast on the “Say on Pay” proposal at that meeting were voted in favor of the proposal. The Committee believes that this level of support demonstrates stockholders’ support of the Company’s executive compensation program and is consistent with the Committee’s view that the current programs successfully align our named executive officers’ interests with those of stockholders. Therefore, the Committee did not significantly change its approach to the compensation programs being implemented generally, for 2017.

Determination of Executive Compensation

As part of the compensation review process, consistent with the named executive officers’ employment agreements, the Committee annually reviews and approves each element and the mix of compensation that comprises each named executive officer’s total compensation package. Our Chief Executive Officer makes recommendations to the Committee for each element of compensation awarded to the other named executive officers (including establishment of individual performance goals and broader financial and/or operational goals (“Company-specific goals”) relating to annual cash incentive compensation), but the Committee must approve each element of (and any changes to) a named executive officer’s compensation. The Committee may consider a number of factors in establishing or revising each named executive officer’s total compensation, including individual performance, Reis’s financial performance, external market and peer group practices, current compensation arrangements, certain internal pay equity considerations and long-term potential to enhance stockholder value. Particular factors considered by the Committee with respect to each element of executive compensation are discussed below.

Periodically, the Committee retains independent compensation consulting firms to assist it in gathering benchmarking data and to provide it with information about trends in compensation among comparable companies based on factors such as market capitalization, annual revenues, service offerings and potential competition for talent or business. The Committee believes that comparing the compensation of each of the named executive officers with executives in comparable positions at these peer companies supports the Committee’s goal that the total compensation provided to Reis’s named executive officers is set at an appropriate level to reward, attract and retain top performers over the long-term. In general, the Committee currently believes that compensation is competitive if it falls between the 50th and 75th percentiles of the peer company data provided by the compensation consultant, as discussed below. The Committee assesses each element of the compensation program within the whole, however, and may target certain elements of executive compensation at different levels depending on Reis’s current goals, individual achievement and internal pay equity considerations, as discussed in more detail below. Changes to different elements may result in target compensation being higher or lower than the 50th to 75th percentile of peer company data. Where peer company data is not available, the Committee reviews individual responsibility and performance, prior compensation, external market and competitive practices, including survey data, and certain internal pay equity considerations when setting an executive officer’s compensation.

2016 Engagement of Independent Compensation Consultant. In December 2015, the Committee engaged Exequity, an independent executive compensation firm (“Exequity”), in connection with the negotiation of new three-year employment agreements with the Company’s named executive officers in 2016. Exequity had also assisted the Committee in connection with the execution of prior executive employment agreements, including agreements, which were effective starting in 2010 and expired in June 2013 and then again for the three-year term ended June 30, 2016. As part of the 2016 engagement, Exequity provided peer data, assessed the competitiveness of Reis’s executive compensation program and identified potential modifications based on market practices and trends, Reis’s business priorities, structure and growth expectations, and the views of management and the Committee. Because the named executive officers’ employment agreements were entered into in June 2016, the Committee’s 2016 compensation decisions with respect to the named executive officers took effect at that time.

Exequity reported directly to the Committee through the Committee chairperson when performing the executive compensation studies and, at the direction of the Committee chairperson, also worked directly with Reis’s management to develop materials and proposals with respect to named executive officer compensation. In the future, the Committee plans at its discretion to retain Exequity or another consulting firm, from time to time, to update or perform new studies to be used in connection with its executive compensation decisions.

The following is the list of peer companies selected and approved by the Committee in 2016, based upon the research compiled by Exequity, as comparable to Reis in terms of market capitalization, annual revenues, and growth in revenues and profitability, and in terms of service offerings and potential competition for talent or business:

• Altus Group Limited	• National Research Corporation
• ARI Network Services, Inc.	• Tech Target, Inc.
• Autobytel Inc.	• TheStreet, Inc.
• Aware Inc.	• Travelzoo Inc.
• CoStar Group, Inc.	• XO Group Inc.
• DHI Group, Inc.	• Zillow, Inc.
• EXA Corporation	• Zix Corporation
• LivePerson, Inc.

Exequity’s preliminary findings and recommendations from its 2016 engagement were presented to the Committee in early 2016. This information was utilized by the Committee, in part, to determine compensation levels set forth in the named executive officers’ employment agreements entered into in June 2016, the terms of which are described in the section of this Form 10-K/A titled “Other Compensation Matters — Employment Agreements.” As the June 2016 employment agreements set the compensation for each of the named executive officers through June 2019, there was no need for additional engagement of Exequity related to 2017 and 2018 compensation decisions. In addition, the Committee took into account previous equity awards to the respective named executive officers as well as internal pay equity considerations.

Elements of the Compensation Program

Reis’s executive compensation program consists primarily of base salary, annual cash bonuses and an annual equity award. Each of these components is discussed in further detail below. Overall, Reis strives to motivate its executives with straightforward, transparent and competitive compensation arrangements intended to reward excellent individual and corporate performance and enhance stockholder value. Additionally, our named executive officers are eligible to receive Company-paid matching contributions to their 401(k) plan accounts, as well as health insurance and other welfare benefits that are generally available to Reis’s employees.

In June 2016, the Company entered into new three-year employment agreements with each of the named executive officers, which became effective on July 1, 2016 and will continue through June 30, 2019. These agreements replaced prior employment agreements entered into in June 2013. We believe that it is beneficial to have employment agreements because they set forth the terms under which the executive officers are employed and provide the Company with protection from competition and solicitation of clients or customers by our named executive officers for periods of time following termination of their employment with Reis. The employment agreements also include terms regarding annual base salary and target bonus levels, as well as severance payments in the event a termination of employment occurs under certain circumstances.

Base Salaries. Base salaries provide a minimum, fixed level of cash compensation for the named executive officers. Salary levels are reviewed annually by the Compensation Committee (the “Committee”). In establishing salary levels, the Committee considers each executive’s individual responsibilities and performance, prior base salary and total compensation, the pay levels of other executives within Reis, market data on base salary and total compensation levels (including Exequity peer group data) and current market conditions. The 2013 employment agreements set minimum base salaries for each named executive officer through June 30, 2016 and the 2016 employment agreements set minimum base salaries for each named executive officer. The following table shows the named executive officers’ 2017 annual base salaries:

Name	Title	2017 Annual Base Salary

Lloyd Lynford	CEO & President	$475,000
Jonathan Garfield	Executive Vice President	$425,000
William Sander	President & COO, Reis Services	$355,000
Mark P. Cantaluppi	Vice President & CFO	$335,000

Annual Cash Incentive Program. The Committee administers an annual cash incentive program under which Reis’s named executive officers may earn a cash incentive bonus. The target for the cash incentive bonus is a fixed percentage of base salary during the fiscal year, and is impacted by the degree to which individual and corporate performance objectives for the fiscal year are achieved. At the beginning of each year, the Committee establishes individual and Company-specific goals for each named executive officer, based upon recommendations from the Chief Executive Officer for the other named executive officers and by the Committee solely as it relates to the Chief Executive Officer. The Committee determines the target percentages of base pay for each named executive officer based on market and competitive conditions, peer company practices, and internal pay equity considerations. The named executive officers’ employment agreements executed in 2016 set target bonus opportunity levels for each named executive officer. The Committee also determines the weighting of the various individual and Company-specific goals, based upon position and functional accountability and responsibility, as well as, for the other named executive officers, recommendations from the Chief Executive Officer; the Committee is solely responsible for determining the weighting of the various individual and Company-specific goals for the Chief Executive Officer. The weighting of the various individual and Company-specific goals may vary among the named executive officers and are subject to change from year to year. The Committee seeks to establish performance goals that are challenging but realistic given the expected operating environment at the time they are established. These performance goals are intended to focus named executive officers on achieving such Company-specific goals. After the completion of each year, the Committee reviews individual and Company performance to determine the extent to which the goals were achieved and the actual cash bonuses to be paid to the named executive officers.

The Company’s annual cash incentive program is administered pursuant to the 2013 Annual Plan. The 2013 Annual Plan was adopted and approved by stockholders at the 2013 annual meeting and took effect with respect to annual cash incentive compensation in 2014.

In the Committee’s view, the use of annual performance-based cash incentive bonuses creates a direct link between executive compensation and individual and corporate performance. The 2017 annual cash incentive plan provided each named executive officer with the potential to earn an aggregate award up to 177.5% of his target for exceptional performance as measured against pre-established metrics and goals, each of which is discussed below. The following table shows each named executive officer’s 2017 target cash incentive bonus and the percentage of base salary at the new annual base pay rates, as established in each respective named executive officer’s employment agreement entered into in June 2016.

Name	Title	Target % of Base Salary Per Contract	2017 Target Cash Incentive Bonus Per Contract

Lloyd Lynford	CEO & President	75%	$356,250
Jonathan Garfield	Executive Vice President	50%	$212,500
William Sander	President & COO, Reis Services	60%	$213,000
Mark P. Cantaluppi	CFO & Vice President	60%	$201,000

Each named executive officer may earn an incentive bonus equal to, greater than or less than the target percentage of his base salary depending on whether the individual and Reis achieve the specified performance objectives. These objectives include Company-specific goals, as well as individual qualitative performance goals. In prior years, the Committee selected Company-specific financial goals based on: (1) total revenue; and (2) EBITDA of the Reis Services segment. These Company-specific financial goals were selected by the Committee because it believed that total revenue and EBITDA of the Reis Services segment effectively measured stockholder value and therefore payments awarded as a result of positive performance would reward each of the named executive officers for increasing stockholder value and would be effective in aligning each of the named executive officer’s interests with those of our stockholders.

The individual performance goals established for the named executive officers at the beginning of each year are strategic and leadership goals tailored to the individual’s position and focused on Reis’s strategic initiatives. The individual goals assist the Committee in assessing the named executive officer’s individual performance in key areas that help drive Reis’s operating and financial results. The use of both Company-specific and individual goals advances Reis’s executive compensation philosophy that individual executives be held accountable for both Reis’s overall performance and their own individual performance.

Performance goals and the weighting given to each objective may change in the Committee’s discretion from year to year. The measures and the relative weighting of individual and Company-specific goals for each of the named executive officers are reviewed by the Committee annually at the beginning of the respective year. The Chief Executive Officer proposes to the Committee, for its consideration, changes to the measures and the weighting of the performance goals based on Reis’s current strategic initiatives and goals.

2017 Annual Cash Incentive Awards. The Committee took action within the first 90 days of the 2017 performance period to set applicable performance targets and criteria, with the intention that compensation paid under the annual cash incentive plan would be eligible to qualify as “performance-based” compensation not subject to limitations on deductibility under the Internal Revenue Code (“Code”) Section 162(m). See “Other Compensation Matters—Policy on Deductibility of Compensation.”

In March 2017, the Committee established performance metrics for each individual and utilized the target bonus levels as established for each named executive officer with their respective June 2016 employment agreements. Additionally, in March 2017, the Committee established weightings of the components of the performance criteria identical to those in place for 2016 and 2015 awards. These weightings continued to place more emphasis on the revenue objective, which reflected Reis’s continuing emphasis in 2017 on revenue growth. The relative weightings of individual performance goals for each of the named executive officers for 2017, as established in March 2017, are set forth in the table below:

		Allocation Among Objectives
Name	Title	Revenue Objective as a % of Target Award	EBITDA Objective as a % of Target Award	Individual Goals Objective as a % of Target Award

Lloyd Lynford	CEO & President	40%	30%	30%
Jonathan Garfield	Executive Vice President	40%	30%	30%
William Sander	President & COO, Reis Services	40%	30%	30%
Mark P. Cantaluppi	Vice President & CFO	40%	30%	30%

The following table shows each named executive officer’s annual 2017 minimum, target, and maximum awards, which are expressed as a percentage of his actual 2017 base salary. The target as a percentage of base salary used in this and the next table reflects the 2017 target cash incentive bonus amounts per contract as a percentage of the actual 2017 base salary.

Name	Title	Minimum	Target	Maximum

Lloyd Lynford	CEO & President	0%	75%	133.1%
Jonathan Garfield	Executive Vice President	0%	50%	88.8%
William Sander	President & COO, Reis Services	0%	60%	106.5%
Mark P. Cantaluppi	Vice President & CFO	0%	60%	106.5%

The following table shows, for each named executive officer, the 2017 target bonus as a percentage of base salary, the actual award as a percentage of target, the actual award as a percentage of base salary and the amount of the actual award. In February 2018, the Committee reviewed each named executive officer’s individual achievements and the performance of the Company relative to the goals and targets for 2017 and approved the performance-based cash awards based upon the Committee’s previously established criteria and formulas. A description of 2017 performance compared to the individual performance and Company-specific goals follows the table.

Name	Title	Target % of Base Salary Per Contracts	Actual Performance Based Award as a % of Target	Actual Performance Based Award as a % of Base Salary	Actual Performance Based Cash Award ($)

Lloyd Lynford	CEO & President	75%	29.2%	21.9%	$104,203
Jonathan Garfield	Executive Vice President	50%	29.5%	14.7%	$62,602
William Sander	President & COO, Reis Services	60%	30.8%	18.5%	$65,689
Mark P. Cantaluppi	Vice President & CFO	60%	31.4%	18.8%	$63,074

Revenue Objectives for 2017. The 2017 annual revenue objective for each named executive officer was $52,282,730 of total revenue (“revenue”). Named executive officers were eligible to receive between 0% and 200% credit for the revenue component of their annual cash incentive, depending upon actual revenue achieved for 2017. If revenue was equal to the objective, the named executive officers would receive 100% credit for the revenue component of the goals. If revenue was equal to 93.6% of the objective, the named executive officers would receive 75% credit for the revenue component of the goals, while the named executive officers would not receive any credit towards the revenue component of the goals if the revenue earned was below 93.6% of the objective. If revenue was equal to 109.1% of the objective, the named executive officers would receive 200% credit for the revenue component of the goals, while revenue above 109.1% of the objective would not increase the percentage credited for that component of the award above 200%. If actual revenue falls between 93.6% and 109.1% of the revenue objective, the named executive officers would receive a corresponding percentage (between 75% and 200%) of credit for the revenue component of the goals. The percent credited for the revenue component of the goals is then multiplied by the weighting applicable to the revenue component of the cash incentive award. All of these criteria and formulas were established by the Committee in March 2017.

Revenue Results for 2017. Total revenue for 2017 was $48,189,687, which was below the minimum objective, and therefore each of the named executive officers received no credit for the revenue objectives in 2017.

EBITDA Objectives for 2017. The 2017 annual EBITDA objective for each named executive officer was $17,091,015 in EBITDA for the Reis Services segment. Named executive officers are eligible to receive between 0% and 200% credit for the EBITDA component of their annual cash incentive, depending upon actual EBITDA achieved for 2017. If the EBITDA achieved was equal to the objective, the named executive officers would receive 100% credit for the EBITDA component of the goals. If EBITDA was equal to 93.6% of the objective, the named executive officers would receive 75% credit for the EBITDA component of the goals, while the named executive officers would not receive any credit towards the EBITDA component of the goals if the EBITDA earned was below 93.6% of the objective. If the EBITDA earned was equal to 109.1% of the objective, the named executive officers would receive 200% credit for the EBITDA component of the goals, while EBITDA above 109.1% of the objective would not increase the percentage credited for that component of the award above 200%. If actual EBITDA falls between 93.6% and 109.1% of the EBITDA objective, the named executive officers would receive a corresponding percentage (between 75% and 200%) of credit for the EBITDA component of the goals. The percent credited for the EBITDA component of the goals is then multiplied by the weighting applicable to the EBITDA component of the cash incentive award. All of these criteria and formulas were established by the Committee in March 2017.

EBITDA Results for 2017. EBITDA for the Reis Services segment in 2017 was $15,133,987, which was below the minimum objective, and therefore each of the named executive officers received no credit for the EBITDA objectives in 2017.

Individual Goals Objectives for 2017. Individual performance goals vary by position, functional accountability and responsibility, and may include, among other goals, department-specific financial goals, the development and release of new services, the implementation of geographic and/or service expansion plans, and the implementation of cost control initiatives. For example, as Chief Executive Officer, Mr. Lynford’s 2017 individual performance goals included evaluating strategic opportunities for 2018, the roll out of more granular building level offerings, implementing the current business plan, acting as the primary voice of Reis on real estate industry issues and promoting Reis among the investor and analyst communities. Examples of Mr. Garfield’s 2017 individual performance goals included providing strategic support for Reis’s property level and market coverage enhancements, providing guidance on custom data projects and continuing to improve the quality of Reis’s databases. Examples of Mr. Sander’s 2017 individual performance goals included, among others, managing the development and rollout of Reis’s product and content initiatives

(which in 2017 included property expansion, the API roll out and the creation of operational efficiencies) and guiding the sales organization. Examples of Mr. Cantaluppi’s 2017 individual performance goals included, among others, managing Reis’s liquidity and cash flow, meeting SEC filing deadlines, managing cost efficiencies, implementation of the new revenue recognition standard, further improving internal business processes and enhancing shareholder value by effectively communicating with Reis’s investor base and analysts. Reis is not disclosing the named executive officers’ detailed individual performance goals because they are based on key short-term operational objectives that would signal Reis’s strategic direction and could be used by competitors to gain insight into market dynamics. Individual goals could also be used by competitors to target recruitment of key personnel.

The Committee sets individual performance criteria for annual cash incentive awards that are challenging but realistic in order to motivate named executive officers to excel and perform at a high level and to focus on overall corporate objectives. Named executive officers are eligible to receive between 0% and 125% credit for the individual performance component of their annual cash incentive depending upon achievement of established goals for 2017. This percentage credit is then multiplied by the weighting applicable to the individual performance component of the cash incentive award. The Committee determines the credit earned for achievement of the individual performance criteria based upon recommendations from the Chief Executive Officer for the other named executive officers and by the Committee solely as it relates to the Chief Executive Officer. The individual performance goals objectives were established in March 2017.

The following table sets forth the percentage of individual performance goals for 2017 achieved by each of the named executive officers, as determined by the Committee in February 2018.

Name	Title	Percentage of Individual Performance Goals Objective Achieved

Lloyd Lynford	CEO & President	97.5%
Jonathan Garfield	Executive Vice President	98.2%
William Sander	President & COO, Reis Services	102.8%
Mark P. Cantaluppi	Vice President & CFO	104.6%

Discretionary Awards for 2017. In addition to the individual performance goals, the Committee awarded discretionary cash bonuses to the named executive officers for their efforts in relation to (i) the financial and operational progress made during each quarter of 2017, culminating with significant year-over-year EBITDA growth in the fourth quarter; (ii) continued and substantial profitability of the Company; (iii) the priority of sustaining peak engagement of the Company’s senior management team; and (iv) an unprecedented year of operational improvements, database expansion and significant product launches.

The table below sets forth 2017 discretionary bonuses awarded by the Committee.

Name	Title	2017 Discretionary Bonus
Lloyd Lynford	CEO & President	$ 163,000
Jonathan Garfield	Executive Vice President	$ 97,000
William Sander	President & COO, Reis Services	$ 90,311
Mark P. Cantaluppi	CFO & Vice President	$ 90,500

Equity Incentive Plan. The Committee has designed the executive equity incentive compensation program to align executive incentives with long-term stockholder value while recognizing its value in executive retention. The Committee believes that equity-based compensation and executive ownership of Reis’s common stock help support the Committee’s goal that Reis’s named executive officers have a continuing stake in the long-term success of Reis.

Each named executive officer is eligible to receive equity awards under the Amended and Restated Reis, Inc. 2011 Omnibus Incentive Compensation Plan (the “2011 Plan”). The 2011 Plan is an amendment and restatement of the Reis, Inc. 2008 Omnibus Incentive Plan (the “2008 Plan”); references in this Form 10-K/A to the 2011 Plan include the 2008 Plan prior to the amendment and restatement. As set forth in more detail below, the Committee currently makes annual grants of equity awards, primarily RSUs, as part of the executive compensation program. The amount of RSUs granted each year is based on individual and Company-specific performance during the prior year, consideration of the value of past equity incentive grants, and internal pay equity considerations. These awards are generally subject to vesting in three annual installments beginning one year after the date of grant.

The Committee has historically granted RSUs for the annual grants of equity awards because RSUs have value when they vest regardless of the stock price, so they have retention value even in volatile market conditions. The Committee believes that the use of multi-year vesting periods for equity awards (for both stock options and RSUs) emphasizes a longer-term perspective and therefore encourages executive retention. RSUs generally vest over three years from the date of grant.

Reis’s executive compensation program, including the long-term equity incentive plan, is subject to change at the Committee’s discretion. The Committee will determine the actual terms of any future grant of RSUs, stock options or other equity awards. The details of Reis’s current long-term incentive program may change in the future to reflect the impact of changes in Reis’s business, executives’ individual performance or new information about trends in compensation among Reis’s peer group.

The values of the annual RSU awards granted to our named executive officers are based on a target award dollar amount, and vary among named executive officers by position depending upon individual responsibility and performance, external market and peer group practices and certain internal pay equity considerations. Consistent with its determinations for executive compensation generally, the Committee has set equity compensation between the 50th and 75th percentile of the peer company data provided by its compensation consultant, where available.

Once the total amount of the award for each named executive officer has been determined by the Committee, the number of RSUs actually granted to a named executive officer is determined using the closing price of Reis’s common stock on the date of approval by the Committee. The grant date of the annual RSUs is the date that the Committee approves the grants. These awards are granted under the 2011 Plan and they vest in equal installments on the first three anniversaries of the date of grant. The fair market value as of the grant date of RSU awards is recognized as compensation expense by the Company over the respective vesting periods of the awards.

Reis does not currently have formal security ownership requirements or guidelines for its executive officers or directors, although the Committee has the discretion to adopt such ownership requirements in the future. As of April 1, 2018, each of the named executive officers held Reis common stock, excluding stock options and unvested RSUs, with a value that exceeded three times his 2017 annual base salary, calculated using the closing price on March 31, 2018. In addition, as of April 1, 2018, each of Messrs. Lynford and Garfield held Reis common stock, excluding stock options and unvested RSUs, with a value that exceeded twenty-five times his 2017 annual base salary, calculated using the closing price on March 31, 2018.

Reis does not have any program, plan or practice to time equity awards in coordination with the release of material non-public information, nor does Reis time the release of material non-public information for the purpose of affecting the value of executive compensation.

Annual Equity Incentive Awards Granted in 2017. The table below sets forth the annual award values for the annual RSUs granted in February 2017, that vest ratably over three years, as set forth in the Grants of Plan Based Awards Table for 2017.

Name	Title	2017 Annual RSU Award Values

Lloyd Lynford	CEO & President	$619,657
Jonathan Garfield	Executive Vice President	$481,966
William Sander	President & COO, Reis Services	$308,055
Mark P. Cantaluppi	Vice President & CFO	$177,365

Annual Equity Incentive Awards Granted in 2018. The table below sets forth the award values for the annual RSUs granted in 2018, that vest ratably over three years and which were granted in 2018 and therefore not disclosed in the Grants of Plan Based Awards Table for 2017. As indicated above, the Committee reviewed the amounts in light of Reis’s emphasis on linking executive incentives with long-term stockholder value. The actual long-term equity incentive award values granted to all named executive officers were set by the Committee.

Name	Title	2018 Annual RSU Award Values

Lloyd Lynford	CEO & President	$611,809
Jonathan Garfield	Executive Vice President	$475,857
William Sander	President & COO, Reis Services	$304,151
Mark P. Cantaluppi	Vice President & CFO	$175,111

Grants of Plan-Based Awards in 2017

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (A)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(B)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (C)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Lloyd Lynford	2/7/17	$—	$—	$—	—	—	—	33,190	—	—	619,657
		$—	$356,250	$632,344	—	—	—	—	—	—	—
Jonathan Garfield	2/7/17	$—	$—	$—	—	—	—	25,815	—	—	481,966
		$—	$212,500	$377,188	—	—	—	—	—	—	—
William Sander	2/7/17	$—	$—	$—	—	—	—	16,500	—	—	308,055
		$—	$213,000	$378,075	—	—	—	—	—	—	—
Mark P. Cantaluppi	2/7/17	$—	$—	$—	—	—	—	9,500	—	—	177,365
		$—	$201,000	$356,775	—	—	—	—	—	—	—

(A)	Targets for 2017 were established in the respective 2016 employment agreements. Maximum payout is equal to 177.5% of target. Performance-based bonuses for 2017 were paid in February 2018 and reflected in the “Executive Compensation — Summary Compensation Table.”
(B)	Represents RSUs granted to each individual. The RSUs vest in three equal annual installments, beginning on February 7, 2018.
(C)	Based on the grant date fair value of Reis common stock of $18.67 per share.

Outstanding Equity Awards at Fiscal Year End — Named Executive Officers

The following table reflects all outstanding equity awards to Reis’s named executive officers as of December 31, 2017:

						Stock Awards
								Equity	Equity Incentive Plan
	Option Awards					Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(A)(B)	Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(A)(B)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Lloyd Lynford	125,000 (C)	—	—	$8.025	7/29/20	—	$—	60,166	$1,242,428
Jonathan Garfield	100,000 (C)	—	—	$8.025	7/29/20	—	$—	46,797	$966,358
William Sander	—	—	—	$—	—	—	$—	28,489	$588,298
Mark P. Cantaluppi	—	—	—	$—	—	—	$—	15,796	$326,187

(A)	Based on the closing price of Reis common stock of $20.65 per share on December 31, 2017.
(B)	RSUs vest ratably over three years from the date of grant. For further information see footnote C of the “Summary Compensation Table.”
(C)	These stock options were granted at an exercise price of $8.025 per share, which was equal to 125% of the closing price of Reis common stock on July 29, 2010, the date of grant. The stock options fully vested on June 30, 2013.

Option Exercises and Stock Vested in 2017

The following table reflects the stock options exercised by the named executive officers and stock awards vested during 2017:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Lloyd Lynford	—	$—	10,296 (A)	$206,950 (B)
	—	$—	14,657 (C)	$295,339 (D)
Jonathan Garfield	—	$—	8,008 (E)	$160,961 (B)
	—	$—	11,400 (F)	$229,710 (D)
William Sander	50,000 (K)	$458,750 (Q)	4,575 (G)	$91,957 (B)
	50,000 (L)	$485,500 (R)	6,514 (H)	$131,257 (D)
	50,000 (M)	$447,500 (S)	—	$—
Mark P. Cantaluppi	25,000 (N)	$284,375 (T)	2,402 (I)	$48,280 (B)
	25,000 (O)	$268,750 (U)	3,420 (J)	$68,913 (D)
	25,000 (P)	$276,875 (V)	—	$—

(A)	Mr. Lynford had 3,978 shares withheld in payment of tax liability and received 6,318 shares.
(B)	Based on $20.10, the fair value of Reis’s common stock on February 9, 2017, the date of vesting. These RSUs were granted under the 2011 Plan.
(C)	Mr. Lynford had 5,515 shares withheld in payment of tax liability and received 9,142 shares.
(D)	Based on $20.15, the fair value of Reis’s common stock on February 10 and 11, 2017, the dates of vesting. These RSUs were granted under the 2011 Plan.
(E)	Mr. Garfield had 3,485 shares withheld in payment of tax liability and received 4,523 shares.
(F)	Mr. Garfield had 4,761 shares withheld in payment of tax liability and received 6,639 shares.
(G)	Mr. Sander had 1,709 shares withheld in payment of tax liability and received 2,866 shares.
(H)	Mr. Sander had 2,436 shares withheld in payment of tax liability and received 4,078 shares.
(I)	Mr. Cantaluppi had 893 shares withheld in payment of tax liability and received 1,509 shares.
(J)	Mr. Cantaluppi had 1,263 shares withheld in payment of tax liability and received 2,157 shares.
(K)	Mr. Sander had 37,196 shares withheld in payment of exercise proceeds and tax liability and received 12,804 shares.
(L)	Mr. Sander had 35,045 shares withheld in payment of exercise proceeds and tax liability and received 14,955 shares.
(M)	Mr. Sander had 37,385 shares withheld in payment of exercise proceeds and tax liability and received 12,615 shares.
(N)	Mr. Cantaluppi had 18,664 shares withheld in payment of exercise proceeds and tax liability and received 6,336 shares.
(O)	Mr. Cantaluppi had 17,915 shares withheld in payment of exercise proceeds and tax liability and received 7,085 shares.
(P)	Mr. Cantaluppi had 18,543 shares withheld in payment of exercise proceeds and tax liability and received 6,457 shares.
(Q)	Based on the difference between (i) $19.58, the average of the high and low sales prices of the common stock on January 9, 2017, the last trading day prior to the date of exercise, and (ii) the exercise price of the stock options exercised.
(R)	Based on the difference between (i) $20.11, the average of the high and low sales prices of the common stock on February 1, 2017, the last trading day prior to the date of exercise, and (ii) the exercise price of the stock options exercised.
(S)	Based on the difference between (i) $19.35, the average of the high and low sales prices of the common stock on March 1, 2017, the last trading day prior to the date of exercise, and (ii) the exercise price of the stock options exercised.
(T)	Based on the difference between (i) $21.78, the average of the high and low sales prices of the common stock on January 3, 2017, the last trading day prior to the date of exercise, and (ii) the exercise price of the stock options exercised.
(U)	Based on the difference between (i) $21.15, the average of the high and low sales prices of the common stock on January 25, 2017, the last trading day prior to the date of exercise, and (ii) the exercise price of the stock options exercised.
(V)	Based on the difference between (i) $21.48, the average of the high and low sales prices of the common stock on February 24, 2017, the last trading day prior to the date of exercise, and (ii) the exercise price of the stock options exercised.

Pension Benefits

Reis does not have a defined benefit pension plan. The Company has a defined contribution savings plan pursuant to Section 401 of the Code. The Company matched contributions up to 2% of employees’ salaries, as then defined, for 2017, 2016 and 2015 (calculated as 50% of the employee’s contribution, capped at 4% of the employee’s salary). The Company made contributions to this plan, for all participants of this plan, aggregating approximately $306,000, $289,000 and $259,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Other Compensation Matters

Employment Agreements - 2016

Each of the named executive officers entered into an employment agreement during June 2016 governing his compensation and related arrangements with Reis and/or Reis Services through June 30, 2019. The following summaries are not complete descriptions of the employment agreements. Each agreement is included as an exhibit to the Company’s annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018. The Compensation Committee engaged an independent compensation consultant to assist in the negotiation and benchmarking of the employment arrangements against appropriate peers for each individual. The following is a description of the four employment agreements. See “—Potential Payments Upon Termination or Change of Control” for additional information regarding contractual payments to the named executive officers upon termination.

Lloyd Lynford. On June 17, 2016, Reis and Reis Services (the “Employers”) entered into an employment agreement with Lloyd Lynford, to be effective as of July 1, 2016 (the “Lynford Employment Agreement”). The Lynford Employment Agreement supersedes, as of July 1, 2016, Mr. Lynford’s existing employment agreement and provides for Mr. Lynford to continue to be employed as President and Chief Executive Officer of Reis and as Chief Executive Officer of Reis Services, as well as for Mr. Lynford to serve as a director of Reis. The Lynford Employment Agreement has a three-year term that expires on June 30, 2019.

During the term of his employment, Mr. Lynford is entitled to a salary of not less than $475,000 per year and a performance-based bonus, administered by the Compensation Committee of Reis’s board of directors, with a target opportunity of not less than $356,250 per year. The Employers have also agreed to maintain, during the term of the Lynford Employment Agreement, term life insurance, for the benefit of a beneficiary selected by Mr. Lynford, in the amount of $780,000. In the event that Mr. Lynford incurs a qualifying termination during the term of the Lynford Employment Agreement, the Lynford Employment Agreement provides for a lump sum severance payment equal to 1.5 times the sum of his then current base salary and target bonus (or 2.5 times, in the case of a qualifying termination that occurs in connection with or during the two-year period following a change of control), the accelerated vesting of his then unvested equity awards, and continuation of medical benefits for a period of 18 months following termination of his employment. Mr. Lynford has agreed to restrictions on competition and solicitation of employees or customers during the term of the Lynford Employment Agreement and for a one-year period following termination (with an extension to a two-year period following termination in connection with a change of control). Also effective July 1, 2016, the Employers and Mr. Lynford have entered into an indemnification agreement, setting forth specific procedures for the provision of indemnification by the Employers on behalf of Mr. Lynford.

Jonathan Garfield. On June 17, 2016, the Employers entered into an employment agreement with Jonathan Garfield, to be effective as of July 1, 2016 (the “Garfield Employment Agreement”). The Garfield Employment Agreement supersedes, as of July 1, 2016, Mr. Garfield’s existing employment agreement and provides for Mr. Garfield to continue to be employed as Executive Vice President of both Reis and Reis Services, as well as for Mr. Garfield to serve as a director of Reis. The Garfield Employment Agreement has a three-year term that expires on June 30, 2019.

During the term of his employment, Mr. Garfield is entitled to a salary of not less than $425,000 per year and a performance-based bonus, administered by the Compensation Committee of Reis’s board of directors, with a target opportunity of not less than $212,500 per year. The Employers have also agreed to maintain, during the term of the Garfield Employment Agreement, term life insurance, for the benefit of a beneficiary selected by Mr. Garfield, in the amount of $625,000. In the event that Mr. Garfield incurs a qualifying termination during the term of the Garfield Employment Agreement, the Garfield Employment Agreement provides for a lump sum severance payment equal to 1.5 times the sum of his then current base salary and target bonus (or 2.5 times, in the case of a qualifying termination that occurs in connection with or during the two-year period following a change of control), the accelerated vesting of his then unvested equity awards, and continuation of medical benefits for a period of 18 months following termination of his employment. Mr. Garfield has agreed to restrictions on competition and solicitation of employees or customers during the term of the Garfield Employment Agreement and for a one-year period following termination (with an extension to a two-year period following termination in connection with a change of control). Also effective July 1, 2016, the Employers and Mr. Garfield have entered into an indemnification agreement, setting forth specific procedures for the provision of indemnification by the Employers on behalf of Mr. Garfield.

William Sander. On June 17, 2016, Reis Services entered into an employment agreement with William Sander, to be effective as of July 1, 2016 (the “Sander Employment Agreement”). Reis is a party to this agreement for limited purposes. The Sander Employment Agreement supersedes, as of July 1, 2016, Mr. Sander’s existing employment agreement and provides for Mr. Sander to continue to be employed as President and Chief Operating Officer of Reis Services for a three-year term that expires on June 30, 2019.

During the term of his employment, Mr. Sander is entitled to a salary of not less than $355,000 per year and a performance-based bonus, administered by the Compensation Committee of Reis’s board of directors, with a target opportunity of not less than $213,000 per year. Reis Services has also agreed to maintain, during the term of the Sander Employment Agreement, term life insurance, for the benefit of a beneficiary selected by Mr. Sander, in the amount of $187,500. In the event that Mr. Sander incurs a qualifying termination during the term of the Sander Employment Agreement, the Sander Employment Agreement provides for a lump sum severance payment equal to 1.5 times his then current base salary (or 2 times, in the case of a qualifying termination that occurs in connection with or during the one-year period following a change of control), the payment of his pro rata target bonus for that year, the accelerated vesting of his then unvested equity awards, and continuation of medical benefits for a period of nine months following termination of his employment. Mr. Sander has agreed to restrictions on competition and solicitation of employees or customers during the term of the Sander Employment Agreement and for periods following termination ranging from twelve months (for competition) to eighteen months (for solicitation of employees or customers).

Mark P. Cantaluppi. On June 17, 2016, the Employers entered into an employment agreement with Mark P. Cantaluppi, to be effective as of July 1, 2016 (the “Cantaluppi Employment Agreement”). The Cantaluppi Employment Agreement supersedes, as of July 1, 2016, Mr. Cantaluppi’s existing employment agreement and provides for Mr. Cantaluppi to continue to be employed as Chief Financial Officer of both Reis and Reis Services for a three-year term that expires on June 30, 2019.

During the term of his employment, Mr. Cantaluppi is entitled to a salary of not less than $335,000 per year and a performance-based bonus, administered by the Compensation Committee of Reis’s board of directors, with a target opportunity of not less than $201,000 per year. The Company has also agreed to maintain, during the term of the Cantaluppi Employment Agreement, term life insurance, for the benefit of a beneficiary selected by Mr. Cantaluppi, in the amount of $157,500. In the event that Mr. Cantaluppi incurs a qualifying termination during the term of the Cantaluppi Employment Agreement, the Cantaluppi Employment Agreement provides for a lump sum severance payment equal to 1.5 times his then current base salary (or 2 times, in the case of a qualifying termination that occurs in connection with or during the one-year period following a change of control), the payment of his pro rata target bonus for that year, the accelerated vesting of his then unvested equity awards, and continuation of medical benefits for a period of nine months following his termination of employment. Mr. Cantaluppi has agreed to restrictions on competition and solicitation of employees or customers during the term of the Cantaluppi Employment Agreement and for periods following termination ranging from twelve months (for competition and solicitation of employees) to eighteen months (for solicitation of customers).

Potential Payments Upon Termination or Change of Control

Under the employment agreements between Reis and/or Reis Services and each named executive officer, Reis and/or Reis Services may be obligated to make severance or post-termination payments to the applicable individual. The following table presents, for each named executive officer, the potential post-employment payments and payments on a change of control and assumes that the triggering event took place on December 31, 2017, under the Company’s current contractual arrangements. All cash payments set forth below would be made at or shortly following termination, except that Health Benefits (as defined below) would be paid over the duration of such Health Benefits. All equity award accelerations set forth below would vest immediately upon termination.

		No Change of Control
Name	Benefit	Termination (i) by Reis for Cause or (ii) by Employee Without Good Reason (A)	Death or Disability	Termination (i) by Reis Without Cause or (ii) by Employee with Good Reason (A)	Termination as a Result of Change of Control (A)

Lloyd Lynford	Severance	$—	$—	$1,246,875	$2,078,125
	Bonus (B)	—	356,250	356,250	356,250
	Options (C)	—	—	—	—
	RSUs (D)	—	1,242,428	1,242,428	1,242,428
	Benefits (E)	—	832,860	52,860	52,860

	Total	$—	$2,431,538	$2,898,413	$3,729,663

Jonathan Garfield	Severance	$—	$—	$956,250	$1,593,750
	Bonus (B)	—	212,500	212,500	212,500
	Options (C)	—	—	—	—
	RSUs (D)	—	966,358	966,358	966,358
	Benefits (E)	—	691,167	66,167	66,167

	Total	$—	$1,870,025	$2,201,275	$2,838,775

William Sander	Severance	$—	$—	$532,500	$710,000
	Bonus (B)	—	213,000	213,000	213,000
	Options (C)	—	—	—	—
	RSUs (D)	—	588,298	588,298	588,298
	Benefits (E)	—	233,016	45,516	45,516

	Total	$—	$1,034,314	$1,379,314	$1,556,814

Mark P. Cantaluppi	Severance	$—	$—	$502,500	$670,000
	Bonus (B)	—	201,000	201,000	201,000
	Options (C)	—	—	—	—
	RSUs (D)	—	326,187	326,187	326,187
	Benefits (E)	—	203,016	45,516	45,516

	Total	$—	$730,203	$1,075,203	$1,242,703

(A)

See the discussion following this table for definitions of the terms “Cause,” “Good Reason” and “Change of Control” as they relate to each named executive officer, and for a discussion of the triggers for termination on a change of control.

(B)

Bonus payout amounts reflect target bonus levels, assuming termination prior to the end of 2017. If termination were deemed to occur following the end of 2017, each executive officer would be entitled to receive his performance-based 2017 bonus, rather than the target bonus.

(C)	Does not include options that vested prior to December 31, 2017.
(D)	Based on the $20.65 per share closing price of Reis common stock on December 31, 2017.
(E)

Represents Health Benefits (as defined below) and, under “Death or Disability,” the value of life insurance maintained by the Company pursuant to the executive officer’s employment agreement ($780,000 for Mr. Lynford, $625,000 for Mr. Garfield, $187,500 for Mr. Sander and $157,500 for Mr. Cantaluppi).

The following discussion sets forth the specific terms under which the amounts in the above table would be paid. See “—Employment Agreements—2016” for additional detail and additional information relating to the named executive officers’ employment agreements. See “—Definitions” below for definitions of capitalized terms used in this section.

Lloyd Lynford and Jonathan Garfield. Under Mr. Lynford’s and Mr. Garfield’s respective employment agreements, they may be entitled to receive certain post-termination payments, as follows:

•	If the executive officer is terminated for death or disability, he is entitled to receive:

¡	the Accrued Obligations plus
¡	his Pro Rata Bonus plus
¡	eighteen months of Health Benefits plus
¡	the Equity Acceleration.

•	If the executive officer is terminated with Cause or if he resigns without Good Reason, he is entitled to receive the Accrued Obligations.

•

If, during the Change of Control Period, (i) the executive officer is terminated for any reason (other than death, disability or with Cause) or (ii) the executive officer resigns for Good Reason, he is entitled to receive:

¡	the Accrued Obligations plus
¡	his Pro Rata Bonus plus
¡	an amount equal to 2.5 multiplied by the sum of (x) his then current gross annual base salary and (y) his target bonus for the year of termination plus
¡	eighteen months of Health Benefits plus
¡	the Equity Acceleration.

•

If, other than during the Change of Control Period, the executive officer is terminated for any reason (other than his death or disability, or with Cause) or if the executive officer resigns for Good Reason, he is entitled, upon execution of a mutual release of claims with the Company in a form attached to the employment agreement, to receive:

¡	the Accrued Obligations plus
¡	his Pro Rata Bonus plus
¡	an amount equal to 1.5 multiplied by the sum of (x) his then current gross annual base salary and (y) his target bonus for the year of termination plus
¡	eighteen months of Health Benefits plus
¡	the Equity Acceleration.

William Sander and Mark P. Cantaluppi. Under Mr. Sander’s and Mr. Cantaluppi’s respective employment agreements, they may be entitled, upon execution by the executive officer of a customary release of claims in favor of the Company, to receive certain post-termination payments, as follows:

•	If the executive officer is terminated for death or disability, he is entitled to receive:

¡	the Accrued Obligations plus
¡	his Pro Rata Bonus plus
¡	nine months of Health Benefits plus
¡	the Equity Acceleration.

•	If the executive officer is terminated with Cause or if he resigns without Good Reason, he is entitled to receive the Accrued Obligations.

•

If, during the Change of Control Period, (i) the executive officer is terminated for any reason (other than death, disability or with Cause) or (ii) the executive officer resigns for Good Reason, he is entitled to receive:

¡	the Accrued Obligations plus
¡	his Pro Rata Bonus plus
¡	an amount equal to 2 multiplied by his then current gross annual base salary plus
¡	nine months of Health Benefits plus
¡	the Equity Acceleration.

Mr. Cantaluppi will also be entitled to payment as if a Change of Control had occurred if his employment is terminated within the twelve months prior to a Change of Control and he reasonably demonstrates that such termination: (i) was at the request of a third party who has indicated an intention or taken steps reasonably calculated to effect a Change of Control and who effectuates a Change of Control or (ii) otherwise occurred in connection with, or in anticipation of, a Change of Control which actually occurs.

•

If, other than during the Change of Control Period, the executive officer is terminated for any reason (other than his death or disability, or with Cause) or if the executive officer resigns for Good Reason, he is entitled to receive:

¡	the Accrued Obligations plus
¡	his Pro Rata Bonus plus
¡	an amount equal to 1.5 multiplied by his then current gross annual base salary plus
¡	nine months of Health Benefits plus
¡	the Equity Acceleration.

Definitions. The following definitions apply to the above discussions of the named executive officers’ post-termination payments:

•

“Accrued Obligations” means (i) the executive officer’s base salary through the termination date, if unpaid plus (ii) any accrued vacation pay not previously paid plus (iii) all unreimbursed business expenses plus (iv) the executive officer’s bonus for the prior year if not already paid.

•

“Cause” means (i) a breach by the executive officer of his non-competition, non-solicitation or confidentiality obligations, (ii) a material breach by the executive officer of any other term of the employment agreement that is not cured within 20 days of written notice thereof, (iii) fraud or dishonesty in the course of the executive officer’s employment, (iv) for reasons other than disability, continued gross neglect of the executive officer’s duties which results in material harm to Reis or Reis Services, if not cured within 20 days of written notice thereof, (v) a material violation of Reis’s general employment policies which results in material harm to Reis or Reis Services or (vi) the executive officer’s conviction or pleading guilty or nolo contendere to any felony charge.

•

“Change of Control” means the occurrence of any of the following, whether directly or indirectly, voluntarily or involuntarily, whether as part of a single transaction or a series of transactions: (i) individuals who as of July 1, 2016 constitute the board of directors cease, for any reason, to constitute at least a majority of the board, unless the election or nomination for election of each new director was approved by at least two-thirds of the directors then still in office who were directors as of July 1, 2016 (either by a specific vote of such directors or by the approval of Reis’s proxy statement in which each such individual is named as a nominee for a director without written objection to such nomination by such directors); provided, however, that no individual initially elected or nominated as a director as a result of an actual or threatened election contest with respect to directors or as a result of any other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the board shall be deemed to be approved (solely for purposes of this definition); (ii) the sale, transfer or other disposition of all or substantially all of the assets of either Reis or Reis Services (other than to a wholly-owned direct or indirect subsidiary of either of Reis or Reis Services or a benefit plan of either of Reis or Reis Services); (iii) any person or entity or group of affiliated persons or entities (other than the employee, Lloyd Lynford, Jonathan Garfield or a group including any of them) acquiring beneficial ownership (as that term is used in Rules 13d-3, 13d-5 or 16a-1 under the Exchange Act, whether or not applicable) of 30% or more of the shares of capital stock or other equity of either Reis or Reis Services, having by the terms thereof voting power to elect the members of the board (in the case of Reis only), or, convertible into shares of such capital stock or other equity of either Reis or Reis Services (collectively, “Voting Shares”), as the case may be; (iv) the stockholders or members of either Reis or Reis Services adopting a plan of liquidation providing for the distribution of all or substantially all of either Reis’s or Reis Services’s assets or approving the dissolution of either Reis or Reis Services; or (v) the merger, consolidation, or reorganization of either Reis or Reis Services or any similar transaction which results in (A) the beneficial owners of the Voting Shares of either Reis or Reis Services immediately prior to such merger, consolidation, reorganization or transaction beneficially owning, after giving effect to such merger, consolidation, reorganization or transaction, interests or securities of the surviving or resulting entity representing 50% or less of the shares of capital stock or other equity of the surviving or resulting entity having by the terms thereof voting power to elect the members of the board of directors (or equivalent thereof) or convertible into shares of such capital stock or other equity of such entity or (B) any person or entity or group of affiliated persons or entities (other than the employee, Lloyd Lynford, Jonathan Garfield or a group including any of them) owning, after giving effect to such merger, consolidation, reorganization or transaction, interests or securities of the surviving or resulting entity, representing 30% or more of the shares of capital stock or other equity of the surviving or resulting entity having by the terms thereof voting power to elect the members of the board of directors (or equivalent thereof) or convertible into shares of such capital stock or other equity of such entity. In addition, for Mr. Cantaluppi, Comparable Employment must be offered within 15 calendar days of the Change of Control.

•	“Change of Control Period” means:

¡	for Messrs. Lynford and Garfield, (i) during a Change of Control Protection Period or (ii) upon or within the two-year period following a Change of Control; and
¡	for Messrs. Sander and Cantaluppi, upon or within the one-year period following a Change of Control.

•

“Change of Control Protection Period” means a period of time when (i) either Reis or Reis Services is party to an agreement, the consummation of which would result in the occurrence of a Change of Control or (ii) the board of directors or a committee thereof is engaged in active negotiations or has commenced a process regarding a transaction, the consummation of which would result in the occurrence of a Change of Control.

•

“Comparable Employment,” for Mr. Cantaluppi, means that he has received an offer to continue his employment for at least the balance of the term covered by his employment agreement, and he remains the chief financial officer of a publicly-traded company pursuant to which he would perform the same type of duties he had been performing under his employment agreement for Reis and Reis Services, at a salary and target bonus not less than that provided for in his employment agreement, and the employment is at a physical location as set forth in the definition of “Good Reason,” as it relates to Mr. Cantaluppi.

•	“Equity Acceleration” means the immediate vesting of all of the executive officer’s outstanding equity awards.

•	“Good Reason” means:

¡

for Mr. Lynford, (i) a material diminution in his duties or responsibilities, demotion or a change for any reason in his direct reporting relationship to other than the board or a committee thereof (or, following a Change of Control, reorganization of either Reis or Reis Services, or the shares of Reis ceasing to be publicly traded, a change for any reason in his direct reporting relationship to other than the board of directors of any successor or acquiring entity (including the ultimate parent of any such successor or acquiring entity), whether such successor or acquiring entity (or its ultimate parent) is a public, private or other form of corporation, limited liability company, partnership, holding company, hedge fund, private equity firm, investment firm or other form of entity); (ii) his being removed from, not nominated for re-election to, or not re-elected to the board, other than for Cause or at his request; (iii) Reis’s or Reis Services’s (or any of their successors’ or acquiring entities’) material breach of the employment agreement which is not cured within 20 days of written notice thereof; (iv) his being required to report to an office to work on a regular basis at a location outside of a 30-mile radius from 530 Fifth Avenue, New York, New York; (v) a reduction of his gross annual base salary or target bonus; (vi) any failure by Reis or Reis Services to obtain the assumption in writing of any of their obligations to perform any agreement between them and Mr. Lynford (A) by any successor to all or substantially all of the assets of either Reis or Reis Services or (B) by any successor or acquiring entity upon a Change of Control of either Reis or Reis Services, in either case whether by operation of law or contractually, as of the date of such transaction; or (vii) he is not for any reason the most senior executive officer responsible for all business units, functions and departments of either Reis or Reis Services (including, without limitation, sales, marketing, accounting/finance, legal, information technology, human resources, research & development, operations, and all divisions and product lines) (any such business unit, function or department, a “Department”) (or, following a Change of Control, reorganization of either Reis or Reis Services, or the shares of Reis ceasing to be publicly traded, he is not for any reason the most senior executive officer of any successor or acquiring entity (including the ultimate parent of any such successor or acquiring entity) responsible for all Departments of such successor or acquiring entity (or its ultimate parent), whether such successor or acquiring entity (or its ultimate parent) is a public, private or other form of corporation, limited liability company, partnership, holding company, hedge fund, private equity firm, investment firm or other form of entity).

¡

for Mr. Garfield, (i) a material diminution in his duties or responsibilities, demotion or a change for any reason in his direct reporting relationship to other than Mr. Lynford; (ii) his being removed from, not nominated for re-election to, or not re-elected to the board, other than for Cause or at his request; (iii) Reis’s or Reis Services’s (or any of their successors’ or acquiring entities’) material breach of the employment agreement; (iv) his being required to report to an office to work on a regular basis at a location outside of a 30-mile radius from 530 Fifth Avenue, New York, New York; (v) a material reduction of his gross annual base salary or target bonus; or (vi) any failure by Reis or Reis Services to obtain the assumption in writing of any of their obligations to perform any agreement between them and Mr. Garfield (A) by any successor to all or substantially all of the assets of either Reis or Reis Services or (B) by any successor or acquiring entity upon a Change of Control of either Reis or Reis Services, in either case whether by operation of law or contractually, as of the date of such transaction.
¡

for Mr. Sander, (i) a material diminution in his compensation, duties or responsibilities, or a material demotion; (ii) Reis’s or Reis Services’s material breach of the employment agreement which is not cured within 20 days of written notice thereof; or (iii) his being required to report to an office to work on a regular basis at a location outside of a 30-mile radius from 530 Fifth Avenue, New York, New York;

¡

for Mr. Cantaluppi, (i) a material diminution in his duties or responsibilities, or a material demotion; (ii) Reis’s or Reis Services’s material breach of the employment agreement; or (iii) his being required to report to an office to work on a regular basis at a location outside of Manhattan, Northern New Jersey or outside a 50-mile radius of 530 Fifth Avenue, New York, New York as long as the location is not east of the Hudson River, other than Manhattan. In the event of a Change of Control, Good Reason shall also include any deviation from Comparable Employment.

•	“Health Benefits” means reimbursement of the cost of COBRA health benefits for the executive officer and his spouse and eligible dependents.

•	“Pro Rata Bonus” means the pro rata portion of the executive officer’s target bonus for the year of termination.

Policy on Deductibility of Compensation

As effective through 2017, prior to its amendment pursuant to the Tax Cuts & Jobs Act of 2017 (the “Tax Act”), Section 162(m) of the Code disallowed the deduction of compensation paid by a public company to its chief executive officer and each of the other three most highly compensated executive officers (not including Reis’s Chief Financial Officer) that exceeds $1 million, excluding compensation that was considered “performance-based” if, among other requirements, the compensation was payable only upon attainment of pre-established, objective performance goals under a plan approved by the stockholders. Reis’s equity incentive plans have been structured so that the Compensation Committee could have granted stock options, stock appreciation rights and certain restricted stock and RSU awards intended to qualify as “performance-based” compensation under Section 162(m). However, while the Committee has historically considered tax deductibility as one of the factors in determining executive compensation, to retain maximum flexibility in designing compensation programs that meet the Committee’s stated objectives, the Committee has not necessarily limited or structure compensation so that it was deductible under Section 162(m). As amended by the Tax Act, the “performance-based” compensation exclusion from the deductibility limits of Section 162(m) were eliminated and the scope of executive officers covered by Section 162(m) was expanded, in each case, subject to grandfathering of awards granted prior to November 2, 2017 under the amendment’s transition rules. However, there are certain unresolved questions regarding how the grandfathering rules are to be implemented. As a result, certain elements of compensation granted to our executive officers prior to November 2, 2017 that were intended to be exempt from the Section 162(m) deduction limitations may no longer be exempt from the limitations beginning in 2018. In addition, while the Compensation Committee will continue to consider the impact of Section 162(m) when designing compensation programs going forward, the Compensation Committee will also continue to use its judgment to approve compensatory grants and payments that will not be deductible in light of the limitations of Section 162(m), as amended, when the Compensation Committee believes such grants and payments are appropriate and in the best interests of the Company and its stockholders.

PEO Pay Ratio Disclosure Rule

In August 2015 pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd – Frank Act”), the Securities and Exchange Commission adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). Registrants must comply with the pay ratio rule for the first fiscal year beginning on or after January 1, 2017. The methodology utilized by the Company in making a reasonable estimate of its median employee and the pay ratio subsequently calculated, each in accordance with the pay ratio disclosure rules, is as follows:

The Company’s PEO is Mr. Lloyd Lynford. In determining the median employee, a listing was prepared of all individuals, who were employed with the Company on a full-time, part-time, seasonal or temporary basis as of December 31, 2017, excluding the PEO. We determined the compensation of our median employee for this purpose by: (i) calculating the annual total compensation based on the W-2 Box 1 amount for each of our employees; (ii) wages and salaries were annualized for those employees that were not employed for the full year of 2017 based on their applicable work schedules; (iii) ranking the annual total compensation of all employees (excluding the PEO) from highest to lowest. The median amount was selected from the annualized list (“Median Employee”). Other than the annualization of partial-year employees, no other estimates were made regarding the compensation amounts used to calculate the Median Employee.

The annual total compensation for fiscal year 2017 for our PEO was $1,367,260, and for the Median Employee was $57,775. The resulting ratio of our PEO’s pay to the pay of our Median Employee for fiscal year 2017 is estimated to be 24 to 1.

Consistent with the determination of total compensation of our named executive officers pursuant to the Summary Compensation Table, pay elements that were included in the annual total compensation for the PEO and Median Employee are:

•	Salary received in fiscal year 2017.

•	Incentive payment received for performance in fiscal year 2017.

•	Grant date fair value of RSU awards granted in fiscal year 2017.

•	Company paid 401(k) Plan match made during fiscal year 2017.

This information is being provided for compliance purposes. In light of the various assumptions, estimates, methodologies and exclusions that may be used in accordance with the pay ratio disclosure rules, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different compensation practices, may have employees in different jurisdictions, and may utilize different assumptions, estimates and methodologies in calculating their own pay ratios.

Compensation of Directors

Director Compensation Generally. The following table sets forth the applicable annual retainers and fees payable to non-employee directors in cash for their service on Reis’s board of directors (and committees thereof) during 2017:

Type of Cash Compensation	Amount

Annual board member retainer	$36,800
Board meeting participation fee (for each meeting in excess of six in any calendar year)	1,000
Annual compensation for non-executive Chairman	25,000
Audit Committee retainer (member other than chairperson)	10,000
Audit Committee retainer (chairperson)	15,000
Compensation Committee retainer (member other than chairperson)	2,000
Compensation Committee retainer (chairperson)	6,000
Nominating and Corporate Governance Committee retainer (member other than chairperson)	2,000
Nominating and Corporate Governance Committee retainer (chairperson)	6,000

In addition, each non-employee director receives RSU grants having an annual value of $46,000. These grants are made in four installments of $11,500 each, effective at the end of each calendar quarter, with the RSU grant agreement being delivered promptly thereafter. The number of RSUs issuable each quarter is determined by dividing the closing price for Reis common stock on the last trading day of the calendar quarter into $11,500. The RSUs are immediately vested upon grant, but directors do not receive the shares of stock underlying the RSUs until six months after termination of service as a director of Reis.

2017 Director Compensation. The following table sets forth the compensation earned or paid to the Company’s non-employee directors for their board service during 2017. As employee directors, Messrs. Lynford and Garfield did not receive any compensation for their board service during 2017 and compensation related to their employment with the Company is reported under “Executive Compensation – Summary Compensation Table.”

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(A)	Total ($)

Thomas J. Clarke Jr.	$52,800	$46,000	$98,800
M. Christian Mitchell	$78,800	$46,000	$124,800
Byron C. Vielehr	$54,800	$46,000	$100,800

(A)

The amounts shown in this column represent RSUs granted to each non-employee director in respect of the four calendar quarters of 2017. Each quarterly grant had a grant date fair market value of $11,500, which is the same as that used for stock-based compensation disclosure included in Reis’s consolidated financial statements filed with the SEC.

Outstanding Equity Awards at Fiscal Year End — Directors. The following table sets forth all outstanding stock awards held by Reis’s current non-employee directors as of December 31, 2017:

	Stock Awards (A)
Name	Number of Shares or Units of Stock That Have Not Vested (#)(B)	Market Value of Shares or Units of Stock That Have Not Vested ($)(B)

Thomas J. Clarke Jr.	22,174	$457,893
M. Christian Mitchell	49,075	$1,013,399
Byron C. Vielehr	22,174	$457,893

(A)	Does not reflect 556 RSUs granted to each non-employee director on January 1, 2018 with respect to fourth quarter 2017 service on the board of directors.
(B)

Represents RSUs that are immediately vested upon grant. Directors do not receive the shares of stock underlying the RSUs until six months after termination of service as a director of Reis. The market value is based on the closing price for Reis common stock of $20.65 per share on December 31, 2017.

Director and Officer Indemnification

Reis’s bylaws provide that, to the maximum extent permitted by the Maryland General Corporation Law, Reis will indemnify, and will advance or reimburse, for expenses (including attorneys’ fees) related to a determination of liability for any individual (1) who is or was a director or officer of Reis and/or any of its subsidiaries and is subject to liability by reason of his or her service in that capacity or (2) who, while a director of Reis, serves or has served at Reis’s request as a director, officer, partner, trustee, manager or member for another entity and is subject to liability by reason of his or her service in that capacity. In addition, each named executive officer’s employment agreement with the Company provides for indemnification of the officer to the fullest extent authorized by applicable law.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information for each of Reis’s compensation plans at December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (A)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders:
1998 Plan	3,016 (B)	$ —	—
2011 Plan	560,126 (C)	$ 8.88	627,655 (D)

Total	563,142	$ 8.88	627,655

(A)	The weighted average exercise price does not take into account the shares issuable upon vesting or delivery of outstanding RSUs, which have no exercise price.
(B)	Includes 3,016 shares issuable to non-employee directors, six months after termination of service as a director of Reis.
(C)

Includes 245,000 shares issuable upon exercise of stock options and 315,126 shares issuable upon vesting of RSUs (or, with respect to RSUs granted to non-employee directors, six months after termination of service as a director of Reis).

(D)

Availability reflects reductions related to grants under the 2011 Plan offset by increases related to expirations and forfeitures under the 2011 Plan and the 1998 Plan, as permitted under the 2011 Plan.

The 1998 Plan expired on March 10, 2008, and no new grants have been or may be made thereunder.

Stock Ownership

The following table sets forth information regarding the beneficial ownership of Reis common stock by each director of Reis, by each executive officer of Reis, by all directors and executive officers of Reis as a group and by each person known by Reis to be the beneficial owner of more than 5% of Reis’s outstanding common stock as of April 1, 2018 (except as otherwise noted). Each person named in the table has sole voting and investment power with respect to all shares of Reis common stock shown as beneficially owned by such person, except as otherwise noted.

Name and Address of Beneficial Owner (1)	Number of Shares Owned	Percentage of Class (2)

Directors and Executive Officers:
Lloyd Lynford (3)	1,349,412	11.5%
Jonathan Garfield (4)	961,357	8.2%
William Sander (5)	135,495	1.2%
Mark P. Cantaluppi (6)	100,913	*
M. Christian Mitchell (7)	6,900	*
Thomas J. Clarke Jr. (8)	10,889	*
Byron C. Vielehr (8)	—	—
All directors and executive officers as a group - 7 persons (9)	2,564,966	21.7%

5% Holders:(10)
Nine Ten Partners LP and affiliates (11)	1,081,227	9.3%
12600 Hill Country Blvd. Suite R-230 Austin, TX 78738
Dimensional Fund Advisors LP (12)	843,927	7.3%
Palisades West, Building One, 6300 Bee Cave Road Austin, TX 78746
Sammons Enterprises, Inc. Employee Stock Ownership Trust and affiliates (13)	636,815	5.5%
801 Warrenville Road, Suite 500 Lisle, IL 60532 or, c/o Sammons Enterprises, Inc. 5949 Sherry Lane, Suite 1900 Dallas, TX 75225-6553
Blackrock Inc. (14)	598,167	5.2%
55 East 52nd Street New York, NY 10055

                \

*	Less than 1.0%

(1)	Unless otherwise indicated, the address of each person is c/o Reis, Inc., 1185 Avenue of the Americas, 30th Floor, New York, New York 10036.

(2)

Percentages with respect to each person or group of persons have been calculated on the basis of 11,569,692 shares of Reis common stock outstanding on April 1, 2018, plus, in each case, the number of shares of Reis common stock which such person or group of persons has the right to acquire within 60 days after April 1, 2018 by the exercise of stock options or the vesting of RSUs.

(3)

Includes 125,000 shares of common stock issuable upon exercise of stock options that were exercisable within 60 days of April 1, 2018. Does not include 67,827 shares of common stock issuable with respect to RSUs that may vest at a later date.

(4)

Includes 100,000 shares of common stock issuable upon exercise of stock options that were exercisable within 60 days of April 1, 2018. It also includes 36,093 shares held in the Jonathan Garfield Family Trust. The reporting person’s wife is the trustee of the trust and certain relatives of the reporting person are beneficiaries of the trust. The reporting person disclaims beneficial ownership of these securities. Does not include 52,755 shares of common stock issuable with respect to RSUs that may vest at a later date.

(5)	Does not include 33,176 shares of common stock issuable with respect to RSUs that may vest at a later date.

(6)	Does not include 18,870 shares of common stock issuable with respect to RSUs that may vest at a later date.

(7)

Does not include 50,167 shares of common stock issuable with respect to RSUs that are fully vested but are not deliverable until six months following the director’s termination of service as a director.

(8)

Does not include 23,266 shares of common stock issuable with respect to RSUs that are fully vested but are not deliverable until six months following the director’s termination of service as a director.

(9)	Includes the shares of common stock referred to in footnotes (3) through (8) above.

(10)	This information is based solely upon our review of the most recent filings of Schedule 13D or 13G and Form 3, 4 or 5.

(11)

Based on information contained in the Schedule 13G/A filed jointly on February 14, 2018 by and on behalf of Nine Ten Partners LP (“Nine Ten”), Nine Ten Capital Management LLC (“NTCM”), Brian Bares, James Bradshaw, and Russell Mollen with respect to 1,081,227 shares of common stock owned by Nine Ten as of December 31, 2017. According to the Schedule 13G/A, NTCM does not directly own any shares of common stock. However, as the investment adviser of Nine Ten, NTCM may be deemed to beneficially own the 1,081,227 shares owned by Nine Ten. In addition, Messrs. Bares, Bradshaw and Mollen are control persons of Nine Ten GP LP, the General Partner of Nine Ten. According to the Schedule 13G/A, Nine Ten and the other filers of the Schedule 13G/A referenced above have sole voting and dispositive power with respect to the 1,081,227 shares of common stock.

(12)

Based on information contained in the Schedule 13G/A filed on February 9, 2018 by and on behalf of Dimensional Fund Advisors LP (“DFA”) with respect to 843,927 shares of common stock beneficially owned by DFA as of December 31, 2017. According to the Schedule 13G/A, DFA has sole voting power with respect to 824,642 shares of common stock and sole dispositive power with respect to 843,927 shares of common stock. DFA is an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940 and serves as investment manager or sub-adviser to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of DFA may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, DFA and its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the shares of common stock that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of common stock held by the Funds. However, all securities reported in the Schedule 13G/A are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(13)

Based on information contained in the Schedule 13G jointly filed on February 14, 2014 by and on behalf of Sammons Enterprises, Inc. Employee Stock Ownership Trust (“SEI ESOT”), Sammons Enterprises, Inc. (“SEI”), of which 100% of its outstanding capital stock is owned of record by the SEI ESOT, Consolidated Investment Services, Inc. (“CIS”), a direct wholly-owned subsidiary of SEI, Sammons Equity Alliance, Inc. (“SEA”), a direct wholly-owned subsidiary of CIS, Compatriot Capital, Inc. (“CCI”), a direct wholly-owned subsidiary of SEA, and Paul E. Rowsey, III, a director and chief executive officer of CCI, with respect to 636,815 shares of common stock directly owned by CCI and 1,254 shares of common stock directly owned by Mr. Rowsey, in each case as of December 13, 2013. SEI ESOT, SEI, CIS, SEA and CCI has shared voting and dispositive power over 636,815 shares of common stock. Mr. Rowsey has sole voting and dispositive power over 1,254 shares of common stock. Mr. Rowsey, by virtue of his positions with CCI may be deemed to beneficially own the 636,815 shares of common stock of the Company directly owned by CCI. Mr. Rowsey disclaimed beneficial ownership of 636,815 shares directly owned by SEI, SEI ESOT, CIS, SEA and CCI. SEI, SEI ESOT, CIS, SEA and CCI disclaimed beneficial ownership of 1,254 shares directly owned by Mr. Rowsey.

(14)

Based on information contained in the Schedule 13G filed on February 1, 2018 by and on behalf of Blackrock, Inc., (“Blackrock”) with respect to 598,167 shares of common stock beneficially owned by Blackrock as of December 31, 2017. According to the Schedule 13G, Blackrock has sole voting power with respect to 591,180 shares of common stock and sole dispositive power with respect to 598,167 shares of common stock. Blackrock is a parent holding company in accordance with Rule 13d-1(b)(1)(ii)(G), and identified the subsidiaries which acquired the security being reported on by the parent holding company as BlackRock Advisors, LLC, BlackRock Financial Management, Inc., BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., and BlackRock Investment Management, LLC.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Reis’s Code of Ethics provides that it is the policy of the Company to avoid situations that create an actual or potential conflict between a director’s, officer’s or employee’s personal (or business) interests and the interests of Reis. Further, if a director, officer or employee (or a family member) has a financial or employment relationship with a competitor, supplier or potential supplier, the Code of Ethics requires the disclosure of such information to Reis’s general counsel and/or Chief Financial Officer. In accordance with the policies set forth in the Code of Ethics, the practice of the general counsel and the Chief Financial Officer is to bring all situations involving an actual or potential conflict of interest to the attention of the board of directors, which then reviews the matter. The standard applied by the board of directors seeks to ensure that the terms of any related party transaction are at least arm’s length and otherwise fair, reasonable and in the best interests of Reis.

The Audit Committee is responsible for reviewing and approving all related party transactions from time to time. The Company’s accounting staff is primarily responsible for identifying potential related party transactions. In 2016, a committee was formed including the Audit Committee chairperson, the Chief Financial Officer and the Controller to assess potential related party transactions and for determining whether such transactions should be brought to the Audit Committee. Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote for approval or ratification of the transaction. As required by SEC rules, we would disclose in this section any material related party transactions (none are required to be disclosed in this Form 10-K/A), as well as other transactions deemed to be potentially relevant to stockholders. In addition, Reis discloses transactions with affiliates and related party transactions, as appropriate, in the footnotes to its financial statements.

Independent Directors

The Company’s board of directors was comprised of five directors at December 31, 2017. The board of directors has determined that the following directors were independent directors under the listing standards of the NASDAQ Stock Market during 2017 and remain independent as of the date of this Form 10-K/A: Messrs. Clarke, Mitchell and Vielehr.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is currently comprised of Messrs. Clarke and Vielehr, each of whom is a non-employee director. Both Messrs. Clarke and Vielehr were Compensation Committee members for all of 2017. During 2017, neither of the members of the Compensation Committee were officers or employees of Reis or any of its subsidiaries. During 2017, none of Reis’s executive officers served as a director or compensation committee member of any entity for which a Compensation Committee member of Reis was an executive officer or director.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees billed to Reis for the years ended December 31, 2017 and 2016 by Ernst & Young LLP, the Company’s independent registered public accounting firm:

	2017	2016
Audit fees(A)	$538,400	$464,200
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—

	$538,400	$464,200

(A)

Consists of fees billed for professional services, including out-of-pocket expenses, rendered for (i) the audit of Reis’s annual financial statements for the years ended December 31, 2017 and 2016, and (ii) the reviews of the financial statements included in Reis’s quarterly reports on Form 10-Q during 2017 and 2016.

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

During the years ended December 31, 2017 and 2016, all fees set forth above were approved by the Audit Committee.

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

Dated: April 23, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lloyd Lynford Lloyd Lynford	Chief Executive Officer, President and Director (Principal Executive Officer)	April 23, 2018

/s/ Mark P. Cantaluppi Mark P. Cantaluppi	Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 23, 2018

/s/ M. Christian Mitchell M. Christian Mitchell	Chairman of the Board and Director	April 23, 2018

/s/ Thomas J. Clarke Jr. Thomas J. Clarke Jr.	Director	April 23, 2018

/s/ Jonathan Garfield Jonathan Garfield	Director	April 23, 2018

/s/ Byron C. Vielehr Byron C. Vielehr	Director	April 23, 2018