Form 10-Q
period 2018-03-31
Reis, Inc.
filed 2018-05-07
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

The number of the Registrant’s shares of common stock outstanding was 11,569,692 as of May 1, 2018.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,251,856	$19,670,613
Accounts receivable, net	7,568,405	9,744,513
Prepaid and other assets	1,050,791	681,039

Total current assets	24,871,052	30,096,165
Furniture, fixtures and equipment, net of accumulated depreciation of $2,044,557 and $1,891,684, respectively	4,713,308	4,919,230
Intangible assets, net of accumulated amortization of $50,898,989 and $48,892,725, respectively	19,417,841	19,474,411
Deferred tax asset, net	11,544,895	12,072,118
Goodwill	54,824,648	54,824,648
Other assets	3,240,929	217,161

Total assets	$118,612,673	$121,603,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	3,782,494	4,149,363
Deferred revenue	24,111,992	26,533,983

Total current liabilities	27,894,486	30,683,346
Other long-term liabilities	2,563,142	2,447,037

Total liabilities	30,457,628	33,130,383

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,569,692 and 11,470,565 shares issued and outstanding, respectively	231,394	229,411
Additional paid in capital	109,929,344	109,361,540
Retained earnings (deficit)	(22,005,693)	(21,117,601)

Total stockholders’ equity	88,155,045	88,473,350

Total liabilities and stockholders’ equity	$118,612,673	$121,603,733

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Subscription revenue	$11,557,155	$11,579,362
Other revenue	222,500	546,592

Total revenue	11,779,655	12,125,954
Cost of sales	3,377,363	3,366,351

Gross profit	8,402,292	8,759,603

Operating expenses:
Sales and marketing	2,998,559	3,328,048
Product development	1,289,042	1,166,671
General and administrative expenses	4,479,524	4,120,484

Total operating expenses	8,767,125	8,615,203

Other income (expenses):
Interest and other income	966	576
Interest expense	(32,234)	(32,234)

Total other income (expenses)	(31,268)	(31,658)

(Loss) income before income taxes	(396,101)	112,742
Income tax (benefit) expense	(44,000)	(422,000)

Net (loss) income	$(352,101)	$534,742

Net (loss) income per common share:
Basic	$(0.03)	$0.05

Diluted	$(0.03)	$0.05

Weighted average number of common shares outstanding:
Basic	11,527,521	11,447,309

Diluted	11,527,521	11,776,375

Dividends declared per common share	$0.19	$0.17

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH, 31, 2018

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2017	11,470,565	$229,411	$109,361,540	$(21,117,601)	$88,473,350
Cumulative effect change in accounting principle (as described in Note 2)	—	—	—	1,680,319	1,680,319

Balance, January 1, 2018	11,470,565	229,411	109,361,540	(19,437,282)	90,153,669

Shares issued for vested employee restricted stock units	101,127	2,023	(2,023)	—	—
Stock based compensation, net	—	—	605,409	—	605,409
Dividends	—	—	—	(2,216,310)	(2,216,310)
Stock repurchases	(2,000)	(40)	(35,582)	—	(35,622)
Net (loss)	—	—	—	(352,101)	(352,101)

Balance, March 31, 2018	11,569,692	$231,394	$109,929,344	$(22,005,693)	$88,155,045

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(352,101)	$534,742
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit) provision	(61,000)	(613,000)
Depreciation	256,192	235,955
Amortization of intangible assets	2,006,264	1,672,459
Stock based compensation charges	605,409	534,717
Changes in assets and liabilities:
Accounts receivable, net	2,176,108	1,956,500
Prepaid and other assets	(283,048)	(279,131)
Accrued expenses and other liabilities	(1,067,970)	255,699
Deferred revenue	(2,446,715)	(848,777)

Net cash provided by operating activities	833,139	3,449,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(1,949,694)	(2,128,640)
Furniture, fixtures and equipment additions	(50,270)	(423,211)

Net cash (used in) investing activities	(1,999,964)	(2,551,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(2,216,310)	(1,970,843)
Proceeds from option exercises	—	2,626,000
Stock repurchases	(35,622)	(1,507,076)

Net cash (used in) financing activities	(2,251,932)	(851,919)

Net (decrease) increase in cash and cash equivalents	(3,418,757)	45,394
Cash and cash equivalents, beginning of period	19,670,613	21,490,586

Cash and cash equivalents, end of period	$16,251,856	$21,535,980

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$12,778	$12,778

Cash paid during the period for income taxes		$21,671

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for furniture, fixtures and equipment additions		$218,760

Shares issued for vested employee restricted stock units	$2,023	$1,771

Shares issued for option exercises		$5,050

Disposal of fully depreciated furniture, fixtures and equipment	$103,319

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018. The consolidated statements of operations for the three months ended March 31, 2018 and 2017 and the consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are not necessarily indicative of full year results.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

        Summary of Significant Accounting Policies (continued)

        Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates related to the adoption of the new revenue recognition standard (as described below) include the amortization period for capitalized commissions and the allocation of the transaction price when a contract includes multiple performance obligations. See “Recently Adopted Accounting Pronouncements” below and Note 4 for additional information. Actual results could differ from those estimates.

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

        New Accounting Pronouncements

        Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-09, Revenue from Contracts with Customers. On January 1, 2018, the Company adopted the new accounting standard ASC 606, Revenue from Contracts with Customers, ASC 340-40 Other Assets and Deferred Costs—Contracts with Customers and all the related amendments (collectively, “ASU 2014-09” or the “new standard”) to all contracts using the modified retrospective method. The Company recognized the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings. The cumulative effect change in accounting principle is reflected on the consolidated statement of changes in stockholders’ equity to reconcile from the previously reported December 31, 2017 balances to the recast amounts after giving effect to ASU 2014-09. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods in accordance with the modified retrospective method.

In addition to modifying the accounting for revenue recognition, the new standard modifies the accounting for certain incremental costs associated with obtaining contracts with customers, such as commissions, which is the most impactful aspect of the new standard on the Company’s accounting. ASU 2014-09 requires these costs to be capitalized and amortized over the estimated life of the asset. Previously, these costs were expensed as incurred. The Company’s incremental costs of obtaining a contract consist of sales commissions and related payroll taxes.

The cumulative effect adjustments resulting from the adoption of the new standard, including income tax implications, as of January 1, 2018 were as follows:

	Balance at December 31, 2017	Adjustments due to ASU 2014-09 Adoption	Balance at January 1, 2018
Balance Sheet
Assets
Deferred tax asset, net	$12,072,118	$(588,223)	$11,483,895
Other assets	$217,161	$3,110,472	$3,327,633
Total assets	$121,603,733	$2,522,249	$124,125,982

Liabilities
Accrued expenses and other liabilities	$4,149,363	$683,291	$4,832,654
Deferred revenue	$26,533,983	$24,724	$26,558,707
Other long-term liabilities	$2,447,037	$133,915	$2,580,952
Total liabilities	$33,130,383	$841,930	$33,972,313

Equity
Retained earnings (deficit)	$(21,117,601)	$1,680,319	$(19,437,282)
Total stockholders’ equity	$88,473,350	$1,680,319	$90,153,669

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

        Summary of Significant Accounting Policies (continued)

The impact of the new standard on the Company’s consolidated statement of operations and balance sheet as of and for the period ended March 31, 2018 was as follows:

	For the Three Months Ended March 31, 2018
	As Reported	Balances Without Adoption of ASU 2014-09 (A)	Effect of Change Higher/(Lower)
Statement of Operations Data

Revenue
Subscription revenue	$11,557,155	$11,579,153	$(21,998)
Other revenue	222,500	222,500	—

Total revenue	$11,779,655	$11,801,653	$(21,998)

Operating expenses
Sales and marketing	$2,998,559	$2,922,829	$75,730

Income (loss) before income taxes	$(396,101)	$(298,373)	$(97,728)

Income tax (benefit) expense	(44,000)	(19,000)	(25,000)
Net (loss)	$(352,101)	$(279,373)	$(72,728)

Net (loss) per common share	$(0.03)	$(0.02)

	As of March 31, 2018
	As reported	Balances without Adoption of ASU 2014-09 (A)	Effect of change Higher/(Lower)
Balance Sheet Data

Assets
Deferred tax asset, net	$11,544,895	$12,106,118	$(561,223)
Other assets	$3,240,929	$197,428	$3,043,501

Liabilities
Accrued expenses and other liabilities	$3,782,494	$3,118,433	$664,061
Deferred revenue	$24,111,992	$24,053,270	$58,722
Other long-term liabilities	$2,563,142	$2,401,238	$161,904

Equity
Retained earnings (deficit)	$(22,005,693)	$(20,408,102)	$(1,597,591)

(A)	Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

See Note 4 for further information regarding the Company’s revenue recognition policies and disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations: Clarifying the Definition of a Business (“ASU 2017-01”). ASU 2017-01 provides criteria to determine when an integrated set of assets and activities (a “set”) is not a business and narrows the definition of the term output so that it is consistent with the description of outputs in ASC 606. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 and early adoption is only permitted for transactions that have not been reported in financial statements that have been issued or made available for issuance. The adoption of ASU 2017-01 by the Company on January 1, 2018 did not have a material impact on its consolidated financial statements and disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 replaces the current incurred loss impairment methodology for credit losses with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact the adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

3.	Segment Information

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)
Condensed Balance Sheet Data March 31, 2018	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,662	$590	$16,252
Accounts receivable, net	7,568	—	7,568
Prepaid and other assets	919	132	1,051

Total current assets	24,149	722	24,871
Furniture, fixtures and equipment, net	4,713	—	4,713
Intangible assets, net	19,418	—	19,418
Deferred tax asset, net	(303)	11,848	11,545
Goodwill	57,203	(2,378)	54,825
Other assets	3,241	—	3,241

Total assets	$108,421	$10,192	$118,613

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,056	727	3,783
Deferred revenue	24,112	—	24,112

Total current liabilities	27,168	727	27,895
Other long-term liabilities	2,563	—	2,563
Deferred tax liability, net	36,214	(36,214)	—

Total liabilities	65,945	(35,487)	30,458
Total stockholders’ equity	42,476	45,679	88,155

Total liabilities and stockholders’ equity	$108,421	$10,192	$118,613

Condensed Balance Sheet Data December 31, 2017	Reis Services	Other (A)	Consolidated
Assets
Current assets:
Cash and cash equivalents	$18,990	$681	$19,671
Accounts receivable, net	9,745	—	9,745
Prepaid and other assets	502	179	681

Total current assets	29,237	860	30,097
Furniture, fixtures and equipment, net	4,919	—	4,919
Intangible assets, net	19,474	—	19,474
Deferred tax asset, net	285	11,787	12,072
Goodwill	57,203	(2,378)	54,825
Other assets	217	—	217

Total assets	$111,335	$10,269	$121,604

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,421	729	4,150
Deferred revenue	26,534	—	26,534

Total current liabilities	29,955	729	30,684
Other long-term liabilities	2,447	—	2,447
Deferred tax liability, net	34,862	(34,862)	—

Total liabilities	67,264	(34,133)	33,131
Total stockholders’ equity	44,071	44,402	88,473

Total liabilities and stockholders’ equity	$111,335	$10,269	$121,604

(A)	Includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

(amounts in thousands)

Condensed Operating Data for the Three Months Ended March 31, 2018	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,557	$—	$11,557
Other revenue	223	—	223

Total revenue	11,780	—	11,780
Cost of sales	3,378	—	3,378

Gross profit	8,402	—	8,402

Operating expenses:
Sales and marketing	2,999	—	2,999
Product development	1,289	—	1,289
General and administrative expenses	3,041	1,438	4,479

Total operating expenses	7,329	1,438	8,767
Other income (expenses):
Interest and other income	—	1	1
Interest expense	(32)	—	(32)

Total other income (expenses)	(32)	1	(31)

Income (loss) before income taxes	$1,041	$(1,437)	$(396)

Condensed Operating Data for the Three Months Ended March 31, 2017	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,579	$—	$11,579
Other revenue	547	—	547

Total revenue	12,126	—	12,126
Cost of sales	3,366	—	3,366

Gross profit	8,760	—	8,760
Operating expenses:
Sales and marketing	3,328	—	3,328
Product development	1,167	—	1,167
General and administrative expenses	2,884	1,236	4,120

Total operating expenses	7,379	1,236	8,615
Other income (expenses):
Interest and other income	1	—	1
Interest expense	(33)	—	(33)

Total other income (expenses)	(32)	—	(32)

Income (loss) before income taxes	$1,349	$(1,236)	$113

(A)	Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

Reis Services

See Note 1 for a description of Reis Services’s business and products at March 31, 2018.

Concentrations

The Company’s largest individual customer accounted for 5.8% and 4.3% of total revenue for the three months ended March 31, 2018 and 2017, respectively.

The following table presents the accounts receivable balances at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Accounts receivable	$7,752,000	$9,937,000
Allowance for doubtful accounts	(184,000)	(192,000)

Accounts receivable, net	$7,568,000	$9,745,000

Twenty-three subscribers accounted for an aggregate of approximately 54.9% of Reis Services’s accounts receivable at March 31, 2018, including two subscribers individually in excess of 4.0%, with the largest representing 5.3%. Through April 30, 2018, the Company received payments of approximately $3,714,000, or 47.9%, against the March 31, 2018 accounts receivable balance.

At March 31, 2018, the largest individual subscriber accounted for 4.3% of deferred revenue and 8.5% of aggregate revenue under contract (see Note 4 for further discussion).

4.	Revenue

The Company recognizes revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. Multiple contracts executed with one customer at or near the same time are combined and accounted for as a single arrangement. Contracts are generally invoiced annually or quarterly at the beginning of the contract term, and the term between invoicing and when payment is due is not significant. A small number of contracts contain variable consideration, which is immaterial. Services are provided “as is” with no rights of return or refund. Sales, value add, and other taxes the Company collects in connection with revenue-producing activities are excluded from revenue. The Company disaggregates revenue by major source: subscription revenue and other revenue. All of the Company’s revenue is included in the Reis Services segment.

Subscription Revenue

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE and Reis Portfolio CRE products and is recognized ratably over the related contractual period as the customer consumes data, simultaneous with Company performance (by providing access to its proprietary database). Contractual terms for subscriptions are typically one year but can be as long as 48 months and are noncancelable. Revenue from ReisReports is recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Revenue recognized over time accounted for 98.1% and 95.5% of the Company’s revenue during the three months ended March 31, 2018 and 2017, respectively.

Other Revenue

The Company’s other revenue includes non-subscription revenue recognized at a point in time such as (1) non-subscription custom data deliverables or (2) one-time settlements for prior unlicensed usage. Revenue from non-subscription custom data deliverables or projects is recognized upon completion and delivery to the customer, provided that no significant Company obligations remain. Revenue from settlements for prior unlicensed usage is recognized at the time of the collection of the settlement.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Revenue (continued)

Performance Obligations and Contract Balances

The majority of the Company’s contracts include a single performance obligation consisting of a subscription to its web-based services, accounted for as a series of monthly subscription services. From time to time, the Company enters into subscription contracts that also include custom data deliverables or one-time settlements that are capable of being distinct and accounted for as separate performance obligations. Judgment is required to determine whether a promised good or service is considered distinct and accounted for separately. If a contract includes more than one performance obligation, the Company allocates the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation, which may require significant judgment. Often, an observable standalone selling price for custom data deliverables or one-time settlements is not available. In these instances, the Company estimates the standalone selling price of the subscription, taking into consideration market conditions, type of customer, expected usage, number of users and other factors, and uses the residual method to allocate the transaction price to the other performance obligations.

Revenue allocated to remaining performance obligations represents contracted revenue that has not yet been recognized that the Company also refers to as “Aggregate Revenue Under Contract,” which is the sum of deferred revenue and future revenue under non-cancellable contracts for which the Company does not yet have the contractual right to bill, and excludes any future revenue expected to be derived from subscribers currently being billed on a monthly basis. Deferred revenue, as reported on the consolidated balance sheets, represents revenue from annual or longer term contracts for which the Company has billed and/or received payments from subscribers related to services to be provided over the remaining contract period.

Deferred revenue is recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, is recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2018 and December 31, 2017, respectively.

	March 31, 2018	December 31, 2017
Deferred revenue (GAAP basis)	$24,112,000	$26,534,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	24,539,000	25,470,000

Aggregate Revenue Under Contract	$48,651,000	$52,004,000

(A)

Amounts are billable in future periods and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2018 was approximately $34,578,000 related to amounts under contract for the forward twelve-month period through March 31, 2019. The remainder reflects amounts under contract beyond March 31, 2019.

The decrease in the Company’s net deferred revenue balance for the three months ended March 31, 2018 was primarily due to the timing difference between revenue recognized and amounts billed during the period. The decrease in Aggregate Revenue Under Contract during the three months ended March 31, 2018 was due to revenue recognized in the period in excess of contracts booked in the period. During the three months ended March 31, 2018, the Company recognized revenue of $10,539,000 and $10,948,000 that was included in deferred revenue and Aggregate Revenue Under Contract, respectively, at the beginning of the period.

Accounts receivable, net, are recorded at invoiced amounts and do not bear interest. The allowance for doubtful accounts reflects the Company’s assessment of collectibility of outstanding receivables after consideration of the age of a receivable, customer payment history and other current events or economic factors that could affect a customer’s ability to make payments. If a customer does not meet the payment obligations of a contract, any related accounts receivable and deferred revenue are written off at that time and the net amount, after considering any recovery of accounts receivable, is charged to cost of sales.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Revenue (continued)

Contract Costs

The Company’s direct incremental costs of obtaining a contract, which consist of sales commissions and related payroll taxes, are capitalized and amortized over the contract term for renewal contracts or approximately four years for the incremental commission costs associated with acquiring a new customer, if renewals are expected and the renewal commission is not commensurate with the initial commission. Judgment is required in estimating the commission rates used to calculate sales commissions, as the rates may vary throughout the year and in future years based on the achievement of sales quotas and other factors. The period of benefit for commissions on new customer contracts is estimated by taking into consideration the Company’s technology and customer renewal rates, which represents a significant judgment.

Capitalized commissions are included in other assets on the consolidated balance sheet in 2018 and totaled approximately $3,110,000 and $3,044,000 as of January 1, 2018 and March 31, 2018, respectively. During the three months ended March 31, 2018, the Company capitalized additional commissions of $497,000 and recorded $563,000 of amortization expense related to capitalized commissions, which expense is included in sales and marketing expense in the accompanying consolidated statements of operations.

The Company’s future amortization expense related to the net capitalized commission asset balance at March 31, 2018 follows:

For the Year Ended December 31,	Amount

2018 (April 1, 2018 to December 31, 2018)	$1,411,000
2019	1,061,000
2020	457,000
2021	115,000

Total	$3,044,000

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect, analyze and maintain the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes expenses from the amortization of the database intangible asset. The Company concluded that no other costs it incurs meet the capitalization criteria for costs to fulfill a contract.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	March 31, 2018	December 31, 2017

Database	$34,736,000	$33,538,000
Accumulated amortization	(24,755,000)	(23,705,000)

Database, net	9,981,000	9,833,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(10,408,000)	(10,182,000)

Customer relationships, net	3,692,000	3,918,000

Website	21,480,000	20,729,000
Accumulated amortization	(15,735,000)	(15,006,000)

Website, net	5,745,000	5,723,000

Intangibles, net	$19,418,000	$19,474,000

The Company capitalized approximately $1,198,000 and $1,248,000 to the database intangible asset and $751,000 and $880,000 to the website intangible asset during the three months ended March 31, 2018 and 2017, respectively.

Amortization expense for intangible assets aggregated approximately $2,006,000 for the three months ended March 31, 2018, of which approximately $1,050,000 related to the database, which is charged to cost of sales, approximately $227,000 related to customer relationships, which is charged to sales and marketing expense and approximately $729,000 related to website

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

        Intangible Assets (continued)

development, which is charged to product development expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,673,000 for the three months ended March 31, 2017, of which approximately $872,000 related to the database, approximately $231,000 related to customer relationships and approximately $570,000 related to website development.

6.	Debt

The Company had no debt outstanding at March 31, 2018 and December 31, 2017.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three-year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at March 31, 2018 and December 31, 2017. No borrowings were made on the Revolver during the three months ended March 31, 2018 and during the year ended December 31, 2017.

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended March 31,
	2018	2017
Current Federal expense	$—	$19,000
Current state and local tax expense	17,000	172,000
Deferred Federal tax (benefit) expense (A)	(34,000)	(473,000)
Deferred state and local tax (benefit) expense	(27,000)	(140,000)

Income tax (benefit) expense (B)	$(44,000)	$(422,000)

(A)	Includes an alternative minimum tax (“AMT”) deferred expense (benefit) of $— and $(19,000) in 2018 and 2017.
(B)	The income tax expense in 2017 reflects the impact from the recognition of a windfall tax benefit on stock options exercised in the 2017 first quarter.

Due to the amount of its NOL and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for state and local taxes where the Company has established nexus and there are no available NOLs, and for a portion of its state and local income taxes for New York State and New York City due to laws enacted in March 2014 and April 2015, respectively, which limit the amount of existing NOLs which could be used each year.

On December 22, 2017, the Federal government of the United States enacted the U.S. Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed existing U.S. tax laws, including a reduction in the Federal corporate income tax rate from 35% to 21%, repeal of corporate Federal AMT and a refund of certain existing AMT credits over several years, introduction of a capital investment deduction, limitation of the interest deduction, limitation of the use of net operating losses incurred on or after January 1, 2018 to offset future taxable income, limitation of the deduction for compensation paid to certain executive officers and extensive changes to the U.S. international tax system, as well as other changes. These changes generally took effect on January 1, 2018. The U.S. Treasury department is expected to release regulations implementing the Tax Act and the U.S. tax laws may be further amended in the future. The Company’s Federal net operating losses that have been incurred prior to December 31, 2017

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Income Taxes (continued)

will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. Net operating losses incurred after December 31, 2017 will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to finalize the accounting. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its current tax accounting on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company was able to make reasonable estimates of the impact of the reduction in the Federal corporate income tax rate, the final impact of the Tax Act may differ from these estimates, including, but not limited to, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service (“IRS”), return to provision differences and state rate adjustments. The Company is continuing to gather additional information to determine the final impact.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $11,545,000 and $12,072,000 at March 31, 2018 and December 31, 2017, respectively, all of which was classified as non-current. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the May 2007 merger.

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

8.	Stockholders’ Equity

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

During the three months ended March 31, 2018, the Company purchased an aggregate of 2,000 shares of common stock, for approximately $36,000, or an average price of $17.81 per share. From the inception of the share repurchase program in August 2016 through March 31, 2018, the Company purchased an aggregate of 238,204 shares of common stock for approximately $4,601,000, or an average price of $19.31 per share. During the three months ended March 31, 2017, the Company purchased an aggregate of 78,440 shares of common stock for approximately $1,507,000.

The Company declared and paid a quarterly cash dividend of $0.19 and $0.17 per common share for the three months ended March 31, 2018 and 2017, respectively. Dividend payments aggregated approximately $2,216,000 and $1,971,000 for the three months ended March 31, 2018 and 2017, respectively.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

Option Awards

The following table presents option activity and other plan data for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018		2017
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price
Outstanding at beginning of period	245,000	$8.88	530,000	$9.64
Granted	—	$—	—	$—
Exercised	—	$—	(252,500)	$(10.40)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	245,000	$8.88	277,500	$8.96

Options exercisable at end of period	237,000	$8.56	265,500	$8.52

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Outstanding at beginning of period	318,412	281,320
Granted	149,673	133,178
Common stock delivered (A)	(101,127)	(88,543)
Forfeited	(2,212)	(2,810)

Outstanding at end of period	364,476	323,145

Intrinsic value (B)	$7,818,000	$5,784,000

(A)	In the 2018 and 2017 period, all of the vested RSUs were issued as shares.
(B)	For purposes of this calculation, the Company’s closing stock prices were $21.45 and $17.90 per share on March 31, 2018 and 2017, respectively.

In the three months ended March 31, 2018, an aggregate of 148,005 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $17.28 per RSU. In the three months ended March 31, 2017, an aggregate of 131,630 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.67 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2018 and 2017 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the three months ended March 31, 2018 and 2017, an aggregate of 1,668 RSUs and 1,548 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $20.65 and $22.25 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $605,000 and $535,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended March 31, 2018 and 2017, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations.

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

	For the Three Months Ended March 31,
	2018	2017
Numerator:
Net (loss) income for basic calculation	$(352,101)	$534,742
Adjustments to net income for the impact of dilutive securities	—	—

Net (loss) income for dilution calculation	$(352,101)	$534,742

Denominator:
Weighted average common shares – basic	11,527,521	11,447,309
Effect of dilutive securities:
RSUs	—	135,689
Stock options	—	193,377

Weighted average common shares – diluted	11,527,521	11,776,375

Net (loss) income per common share:
Basic	$(0.03)	$0.05

Diluted	$(0.03)	$0.05

Potentially dilutive securities include all stock-based awards. For the three months ended March 31, 2018 and 2017, certain equity awards were antidilutive.

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

At March 31, 2018 and December 31, 2017, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at March 31, 2018 and December 31, 2017. The Company had no debt outstanding at March 31, 2018 and December 31, 2017. See Note 6 for additional information about the Company’s debt.

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

•

Geography – coverage of all U.S. commercial properties, regardless of location; for the nine property types, coverage of up to 275 of the largest U.S. metropolitan CRE markets, approximately 7,900 discrete market areas and segments with submarket boundaries proprietary to Reis;

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

The following table lists the number of metropolitan markets for each of the nine primary types of commercial real estate covered by Reis in the property performance database and new construction database:

	March 31,	December 31,
	2018	2017
Apartment	275	275
Office	190	190
Retail	190	190
Self storage (1)	125	50
Warehouse/distribution	47	47
Flex/research & development	47	47
Seniors housing	110	110
Student housing	200	200
Affordable housing	110	110

(1)     Increased to 125 markets as of March 1, 2018.

Recent Database Enhancements

Reis is continually expanding its property level and market coverage by geography and property type. In February 2018, Reis announced the expansion of coverage to include every commercially zoned structure and land parcel in the nation, regardless of location, size or use type (“Every Property, Everywhere”). Also, as of March 1, 2018, Reis increased its detailed coverage of the self storage sector to 125 markets. Additional development plans for 2018 include an expected doubling of coverage of industrial markets to approximately 100 markets later in 2018 and further enhancements to “Every Property, Everywhere.”

Property Performance Database – “Every Property, Everywhere”

Reis’s core property performance database contains information on competitive, income-producing properties in the U.S., with enhanced focus on the apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Key features of Reis SE include:

•

Market Reports - Reis provides updated trends and forecasts of rent, vacancy, and inventory for apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing property types in up to 275 metropolitan areas and approximately 7,900 discrete market areas and segments.

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

•

Quarterly Briefings - Conference calls each quarter attended by hundreds of Reis subscribers, plus members of the media, during which Reis economists provide an overview of the latest high-level findings and forecasts for the commercial real estate space and capital markets.

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

Through Reis Portfolio CRE, the Company intends to be able to support lenders as they prepare for the 2020 adoption of the new FASB Current Expected Credit Loss Model, referred to as CECL.

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

Other Reis Services Information

For additional information on the Reis Services business, refer to the Company’s annual report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission on March 8, 2018.

Additional Segment Financial Information

See Note 3 to the Company’s consolidated financial statements, included in this filing, for additional information regarding the Company’s segments.

Selected Significant Accounting Policies

For a description of our selected significant accounting policies and estimates, see our annual report on Form 10-K for the year ended December 31, 2017. Changes to our significant accounting policies and estimates as a result of adopting the new revenue standard are discussed below.

As of January 1, 2018, the Company adopted the new revenue standard using the modified retrospective transition method. As such, we recognized the cumulative effect of adopting the new standard as an adjustment to our opening balance of retained earnings. The prior period comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of adopting the new standard as it relates to revenue recognition resulted in an immaterial adjustment to retained earnings upon adoption. There was no material change to our revenue recognition patterns for subscription revenue, which continues to be recognized ratably over the related contract period, and other revenue, which continues to be recognized at a point in time upon completion and delivery to the customer or upon collection of settlement fees. In certain cases, management judgment is required in allocating revenue to multiple performance obligations such as custom data deliverables and one-time settlement fees when combined with a subscription service.

Additionally, the new standard requires that we capitalize certain costs associated with obtaining contracts with customers, such as commissions, which is the most impactful aspect of the new standard on our accounting. The new standard requires these costs to be capitalized and amortized over the estimated life of the asset. Previously, these costs were expensed as incurred. We capitalize commissions on both new customer contracts and renewal contracts. Judgment is required to estimate future commission rates on multi-year contracts, as commission plans may change year-over-year. Significant judgment is also required to estimate the amortization period for commissions on new customer contracts, which we amortize over a period of approximately four years, taking into consideration our technology and customer renewal rates.

See Notes 2 and 4 to the consolidated financial statements included in Part I, Item 1 of this report for additional information.

Critical Business Metrics

Management considers certain metrics in evaluating its consolidated results and the performance of the Reis Services segment. These metrics are revenue, revenue growth, EBITDA (which is earnings (net (loss) income) before interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is net (loss) income before interest, taxes, depreciation, amortization and stock based compensation), Adjusted EBITDA growth and Adjusted EBITDA margin. Other important metrics that management considers include the cash flow generation as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 2.

Following is a presentation of revenue, net (loss) income, income (loss) before income taxes, EBITDA, Adjusted EBITDA and the related margins on a consolidated basis and revenue, EBITDA and EBITDA margin for the Reis Services segment and the related margins on a consolidated basis (see below for a reconciliation of net income to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)
	For the Three Months Ended			Percentage Increase (Decrease)
	March 31,		Increase (Decrease)
	2018	2017
Consolidated:
Total revenue	$11,780	$12,126	$(346)	(2.9)%
Net (loss) income	$(352)	$535	$(887)	(166)%
(Loss) income before income taxes	$(396)	$113	$(509)	(450)%
EBITDA	$1,898	$2,053	$(155)	(7.5)%
EBITDA margin	16.1%	16.9%
Adjusted EBITDA	$2,503	$2,588	$(85)	(3.3)%
Adjusted EBITDA margin	21.2%	21.3%
Reis Services segment:
Total revenue	$11,780	$12,126	$(346)	(2.9)%
EBITDA	$3,336	$3,289	$47	1.4%
EBITDA margin	28.3%	27.1%

Revenue Performance - Metrics

In order to provide additional insight into our revenue, we have disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The following tables present subscription revenue, other revenue and total revenue for the three months ended March 31, 2018 and 2017:

(amounts in thousands, excluding percentages)

	For the Three Months Ended March 31,
	2018		2017		Variance
	$	% of Total	$	% of Total	$	%

Subscription revenue	$11,557	98.1%	$11,579	95.5%	$(22)	(0.2)%
Other revenue (A)	223	1.9%	547	4.5%	(324)	(59.3)%

Total revenue	$11,780	100.0%	$12,126	100.0%	$(346)	(2.9)%

(A)         Other revenue includes one-time settlements.

2018 Revenue Performance

Subscription Revenue

For the first quarter of 2018, total revenue decreased by approximately $(346,000), or (2.9)% from the first quarter of 2017. Subscription revenue decreased (0.2)% for the three months ended March 31, 2018 over the 2017 period.

Renewal Rates — The Company’s March 31, 2018 trailing twelve month (“TTM”) base renewal rate, including price increases, was 83.2% (for institutional subscribers, the base renewal rate, including price increases, was 84.1%). For the TTM ended March 31, 2017, the Company’s base renewal rate, including price increases, was 86.5% (for institutional subscribers, the base renewal rate, including price increases, was 88.0%). The March 31, 2018 TTM renewal rate reflects greater than expected non-renewals from institutional subscribers in the fourth quarter of 2017 and first quarter of 2018, which impacted our first quarter 2018 subscription revenue. The primary reason for the cancellations and downsells during the TTM period were client budget constraints and the ongoing challenge of renewing customers who have become subscribers as a result of previous unauthorized access to Reis data. The Company continues to work to raise the renewal rate among this subset of customers by emphasizing multi-year contracts and assigning a dedicated team of account managers to train and service these accounts. Any improvement in renewal rates among these intellectual property compliance accounts will have a favorable impact on Reis’s overall renewal rate.

New Business — Reis new business bookings in 2018 came from a variety of sources, including the single largest first year contract from a commercial bank in the Company’s history. Revenue in the first quarter of 2018 continued to be positively impacted by sales that were directly tied to recent product improvements, including new contracts with investment sales brokers associated with our expanded sales transaction database, as well as API wins.

Other Revenue

The Company’s other revenue for the three months ended March 31, 2018 and 2017 is comprised of one-time settlements. For the three months ended March 31, 2018 and 2017, approximately 1.9% and 4.5%, respectively, of total revenue was generated from one-time settlements.

Intellectual Property Settlements — Reis continues to successfully resolve cases in which our intellectual property rights have been violated. The Company continues to be very active in protecting its intellectual property by pursuing firms and individuals who had previously gained unauthorized access to our services. The discovery of instances of unauthorized usage creates opportunities for Reis’s compliance team to engage in productive conversations with firms regarding ongoing access to Reis data in accordance with the terms and conditions of a subscription agreement. Reis has developed a programmatic approach to promptly resolving cases of unauthorized usage and has devoted significant client services and account management resources to increase the renewal rates of IP infringement related accounts to levels typical of all other Reis subscribers. As a result of these compliance procedures, the Company has been able to generate revenue through either one-time settlement payments or by signing up the non-complying firm or individual to an annual or multi-year Reis SE subscription.

Revenue from one-time settlement payments aggregated $223,000 and $547,000 in the three months ended March 31, 2018 and 2017, respectively. Our compliance team continues to identify instances of unauthorized access. The period of unauthorized usage being identified is much shorter and report consumption is not as significant as cases that were settled in prior years. Management believes that compliance resolutions will yield a continuing and significant volume of subscription contracts and recurring revenue for the foreseeable future.

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

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at March 31, 2018 and 2017, respectively. A comparison of these balances at March 31 of each year is more meaningful than a comparison to the December 31, 2017 balances, as a greater percentage of renewals occur in the fourth quarter of each year.

	March 31,
	2018	2017

Deferred revenue (GAAP basis)	$24,112,000	$24,182,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	24,539,000	23,944,000

Aggregate Revenue Under Contract	$48,651,000	$48,126,000

(A)

Amounts are billable subsequent to March 31 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at March 31, 2018 was approximately $34,578,000 related to amounts under contract for the forward twelve-month period through March 31, 2019. The remainder reflects amounts under contract beyond March 31,

2019. The forward twelve-month Aggregate Revenue Under Contract amount is approximately 72.3% of total revenue on a trailing twelve-month basis at March 31, 2018 of approximately $47,843,000. For comparison purposes, at March 31, 2017, the forward twelve-month Aggregate Revenue Under Contract was approximately $33,331,000 and approximately 71.2% of total revenue.

2018 Earnings Metrics - Net (Loss) Income, (Loss) Income before Income Taxes, Consolidated Adjusted EBITDA and Reis Services EBITDA

The Company had a net (loss) of $(352,000) for the three months ended March 31, 2018 and net income of $535,000 for the three months ended March 31, 2017. The Company had a loss before income taxes of $(396,000) for the 2018 first quarter as compared to pretax income of $113,000 in the 2017 first quarter. The 2018 first quarter included the impact of the adoption of the new revenue recognition standard on January 1, 2018 which resulted in a net reduction of $98,000; $22,000 from the revenue decline and $76,000 from additional sales and marketing expenses. In addition, in the 2018 period there were increased professional fees related to our previously announced review of strategic alternatives which aggregated to approximately $171,000 and consulting fees associated with the revenue recognition accounting change of $92,000. Also in the 2018 period there was additional amortization expense of $334,000 over the 2017 first quarter from the launch of our 2017 and 2018 product releases such as the inclusion of land sales in our sales transaction database, the increase in coverage of the self storage sector and the expansion of coverage in February 2018 for “Every Property, Everywhere.” These items, along with the revenue impact described above, resulted in the loss before income taxes and net loss reported for the 2018 period.

Consolidated Adjusted EBITDA for the three months ended March 31, 2018 was $2,503,000, a decrease of $(85,000), or (3.3)%, from the first quarter 2017 amount of $2,588,000. The decrease is a result of the quarterly revenue decrease of $(346,000) (as described above), offset by net expense decreases from the 2017 period of $261,000. The Consolidated Adjusted EBITDA margins were 21.2% and 21.3% for the three months ended March 31, 2018 and 2017, respectively. Consolidated Adjusted EBITDA was also negatively affected by items unique to the period such as the adoption of the new revenue recognition standard (a reduction of $98,000), increased professional fees associated with the strategic alternatives review of approximately $171,000 and consulting fees associated with the revenue recognition accounting change of $92,000.

Reis Services EBITDA for the three months ended March 31, 2018 was $3,336,000, an increase of $47,000, or 1.4%, from the first quarter 2017 amount. The increase is a result of expense decreases from the 2017 first quarter of $393,000, offset by the quarterly revenue decrease of $(346,000). The expense reduction from the 2017 first quarter to 2018 is a result of a decrease in headcount for employees in operational teams charged to cost of goods sold, a net reduction in employment related costs in 2018 from 2017 in sales and marketing and other net cost efficiencies, even with the negative effects produced by the revenue recognition standard adoption and related consulting fees referred to herein. The professional fees associated with the strategic alternatives review do not impact Reis Services EBITDA. Reis Services EBITDA margins were 28.3% and 27.1% for the three months ended March 31, 2018 and 2017, respectively.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

We define EBITDA as earnings (net (loss) income) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net (loss) income) before interest, taxes, depreciation, amortization and stock based compensation. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate supplemental financial measures to be considered in addition to the reported GAAP basis financial information which may assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolates non-cash charges for stock based compensation. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. EBITDA and Adjusted EBITDA are presented both for the Reis Services segment and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and for making assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services segment. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2018	By Segment
	Reis Services	Other (A)	Consolidated
Net (loss)			$(352)
Income tax (benefit)			(44)

Income (loss) before income taxes	$1,041	$(1,437)	(396)
Add back:
Depreciation and amortization expense	2,263	—	2,263
Interest expense (income), net	32	(1)	31

EBITDA	3,336	(1,438)	1,898
Add back:
Stock based compensation expense, net	—	605	605

Adjusted EBITDA	$3,336	$(833)	$2,503

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended March 31, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$535
Income tax (benefit)			(422)

Income (loss) before income taxes	$1,349	$(1,236)	113
Add back:
Depreciation and amortization expense	1,908	—	1,908
Interest expense, net	32	—	32

EBITDA	3,289	(1,236)	2,053
Add back:
Stock based compensation expense	—	535	535

Adjusted EBITDA	$3,289	$(701)	$2,588

(A)	Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended March 31, 2018 and 2017

Total revenue and related cost of sales were approximately $11,780,000 and $3,378,000, respectively, for the three months ended March 31, 2018, which resulted in a gross profit for the Reis Services segment of approximately $8,402,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,050,000 during this period. Total revenue and related cost of sales were approximately $12,126,000 and $3,366,000, respectively, for the three months ended March 31, 2017, which resulted in a gross profit for the Reis Services segment of approximately $8,760,000.    Amortization expense included in cost of sales (for the database intangible asset) was approximately $872,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $12,000 resulted from a $178,000 increase in amortization expense for database costs (from product enhancements such as affordable housing, the increase to the number of markets covered for self storage and the expansion of records in our sales comparable offerings, and “Every Property, Everywhere”), offset by lower employment related costs in the 2018 period of approximately $166,000 from a reduced head count in the 2018 period compared to the 2017 period.

Sales and marketing expenses were approximately $2,999,000 and $3,328,000 for the three months ended March 31, 2018 and 2017, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $227,000 and $231,000 during the three months ended March 31, 2018 and 2017, respectively. The decrease in sales and marketing expenses between the two periods of approximately $(329,000) resulted from lower employment related costs in the 2018 period, offset by the effect of contract asset amortization expense of $76,000 as a result of the new revenue recognition standard.

Product development expenses were approximately $1,289,000 and $1,167,000 for the three months ended March 31, 2018 and 2017, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $729,000 and $570,000 during the three months ended March 31, 2018 and 2017, respectively. Product development costs increased $122,000, primarily due to increased amortization expense for the website intangible asset of $159,000, partially offset by lower employment related costs in the 2018 period.

General and administrative expenses of approximately $4,479,000 for the three months ended March 31, 2018 included current period expenses of approximately $3,618,000, depreciation expense of approximately $256,000 for furniture, fixtures and equipment, and approximately $605,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $4,120,000 for the three months ended March 31, 2017 included current period expenses of approximately $3,349,000, depreciation expense of approximately $236,000 for furniture, fixtures and equipment, and approximately $535,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $269,000 was primarily the result of professional fees incurred in connection with the strategic alternatives review and the adoption of the new revenue recognition standard.

Interest expense of $32,000 and $33,000 for the three months ended March 31, 2018 and 2017, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended March 31, 2018 and 2017.

The income tax benefit of $44,000 during the three months ended March 31, 2018 reflected a deferred Federal tax benefit of $34,000 and deferred state and local tax benefit of $27,000, offset by a current state and local tax expense of $17,000. The income tax benefit of $422,000 during the three months ended March 31, 2017 reflected a deferred Federal tax benefit of $473,000 and a deferred state and local tax benefit of $140,000, offset by current Federal AMT expense of $19,000 and $172,000 of current state and local tax expense. The income tax benefit in the 2017 first quarter resulted from the recognition of a windfall tax benefit on stock options exercised in that period.

Income Taxes

For more information regarding income taxes, see Note 7 to the Company’s consolidated financial statements included in this filing.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually; and we expect it to continue to do so. The Company’s consolidated cash and cash equivalents balance aggregated approximately $16,252,000 at March 31, 2018. The Company had cash flows provided by its operating activities of $833,000. The Company’s cash used in the three months ended March 31, 2018 included: (1) making investments in its websites and databases of $1,950,000, (2) paying aggregate dividends of approximately $2,216,000 and (3) repurchasing 2,000 shares of the Company’s common stock for approximately $36,000 in the three months ended March 31, 2018.

At March 31, 2018, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including possible further increases in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; the resolution of open tax years with state and local tax authorities; the payment of state and local taxes based on income (in excess of limitation amounts) and tax on capital; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at March 31, 2018, approximately $400,000 remained available to be purchased under our current share purchase authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary or deemed prudent to do so, with borrowings under the Revolver, and/or proceeds from the sale of Reis stock.

The Company has a $20,000,000 revolving credit facility, which expires in January 2019. At March 31, 2018, there was no outstanding balance on the Revolver. For additional information regarding the Revolver, see Note 6 to the Company’s consolidated financial statements included in this filing.

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

The Company may determine to use its cash to: (1) acquire or invest in other databases or information companies that have logical adjacencies or complementary products or services; (2) repurchase additional shares of Reis common stock; or (3) pay a special dividend or increase its recurring quarterly dividend. There can be no assurance that the Company will use its cash for any of these purposes during 2018, or thereafter.

Issuer Purchases and Equity Securities

On August 30, 2016, the Company’s Board of Directors authorized a repurchase program of shares of the Company’s common stock up to an aggregate of $5,000,000. Purchases under the program may be made from time to time in the open market or through privately negotiated transactions. Depending on market conditions, financial developments and other factors, these purchases may be commenced or suspended at any time, or from time to time, without prior notice and may be expanded without prior notice. The Company may make purchases pursuant to a trading plan under Securities Exchange Act Rule 10b5-1, permitting open market purchases of common stock during blackout periods

During the three months ended March 31, 2018, the Company purchased an aggregate of 2,000 shares of common stock, at an average price of $17.81 per share, leaving approximately $400,000 at March 31, 2018 that may be used to purchase additional shares under the program.    For additional information related to stock repurchases, see Note 8 to the Company’s consolidated financial statements.

Changes in Cash Flows

Cash flows for the three months ended March 31, 2018 and 2017 are summarized as follows:

	For the Three Months Ended March 31,
	2018	2017
Net cash provided by operating activities	$833,139	$3,449,164
Net cash (used in) investing activities	(1,999,964)	(2,551,851)
Net cash (used in) financing activities	(2,251,932)	(851,919)

Net (decrease) increase in cash and cash equivalents	$(3,418,757)	$45,394

Net cash provided by operating activities decreased $(2,616,000) from $3,449,000 provided in the 2017 period to $833,000 provided in the 2018 period. This decrease was primarily due to greater payments in the 2018 period than in the 2017 period for liabilities and other accruals at each respective December 31 balance sheet date.

Net cash used in investing activities decreased by $(552,000) from $2,552,000 used in the 2017 period to $2,000,000 used in the 2018 period. This change resulted from a $373,000 decrease in purchases of furniture, fixtures and equipment and by a $179,000 decrease of cash used in the 2018 period as compared to the 2017 period for website and database development costs for continuing product development initiatives.

Net cash used in financing activities were approximately $2,252,000 and $852,000 in the 2018 and 2017 periods, respectively. The 2018 period includes approximately $2,216,000 for dividends declared and paid in the three months ended March 31, 2018 and stock repurchases aggregating $36,000. The 2017 period includes approximately $1,971,000 for dividends declared and paid in the first quarter of 2017 and stock repurchases aggregating $1,507,000, significantly offset by proceeds from the exercise of 252,500 stock options by Reis employees, aggregating $2,626,000.

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

At March 31, 2018 and December 31, 2017, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the three months ended March 31, 2018 and throughout 2017, the Company did not have any interest rate caps. No debt was outstanding at March 31, 2018 and December 31, 2017. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements included in this filing.

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

Item 4. Controls and Procedures.

As of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2018 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

We have implemented key control activities related to the adoption of the new revenue recognition standard, primarily related to the capitalization of commissions. There has been no other change in the Company’s internal control over financial reporting during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

As disclosed in Note 11 to the Company’s consolidated financial statements included in this filing, the Company is not a party to any litigation that could reasonably be foreseen to be material to the Company, and the disclosure set forth in such Note 11 is incorporated herein by reference.

Item 1A. Risk Factors.

A wide range of risks may affect our business and financial results, now and in the future; however, we consider the risks described under “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, which was filed with the SEC on March 8, 2018, to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive, governmental or other factors that could have material adverse effects on our business or future results. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statement Regarding Forward-Looking Statements” for additional information.

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

During the first quarter of 2018, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2018 to January 31, 2018	—	$—	—	$434,750
February 1, 2018 to February 28, 2018	2,000	$17.81	2,000	$399,128
March 1, 2018 to March 31, 2018	—	$—	—	$399,128

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

Date: May 7, 2018