Form 10-Q
period 2018-06-30
Reis, Inc.
filed 2018-08-09
CIK 1038222

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

The number of the Registrant’s shares of common stock outstanding was 11,569,692 as of July 31, 2018.

Part I. Financial Information

Item 1. Financial Statements.

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,049,059	$19,670,613
Accounts receivable, net	9,958,432	9,744,513
Prepaid and other assets	839,755	681,039

Total current assets	25,847,246	30,096,165
Furniture, fixtures and equipment, net of accumulated depreciation of $2,262,421 and $1,891,684, respectively	4,477,912	4,919,230
Intangible assets, net of accumulated amortization of $52,906,758 and $48,892,725, respectively	19,285,197	19,474,411
Deferred tax asset, net	11,683,895	12,072,118
Goodwill	54,824,648	54,824,648
Other assets	3,238,422	217,161

Total assets	$119,357,320	$121,603,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$—	$—
Accrued expenses and other liabilities	4,825,408	4,149,363
Deferred revenue	25,890,104	26,533,983

Total current liabilities	30,715,512	30,683,346
Other long-term liabilities	2,531,017	2,447,037

Total liabilities	33,246,529	33,130,383

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.02 par value per share, 101,000,000 shares authorized, 11,569,692 and 11,470,565 shares issued and outstanding, respectively	231,394	229,411
Additional paid in capital	110,560,709	109,361,540
Retained earnings (deficit)	(24,681,312)	(21,117,601)

Total stockholders’ equity	86,110,791	88,473,350

Total liabilities and stockholders’ equity	$119,357,320	$121,603,733

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Subscription revenue	$11,520,201	$11,429,089	$23,077,356	$23,008,451
Other revenue	463,693	280,131	686,193	826,723

Total revenue	11,983,894	11,709,220	23,763,549	23,835,174
Cost of sales	3,313,992	3,216,079	6,691,355	6,582,430

Gross profit	8,669,902	8,493,141	17,072,194	17,252,744

Operating expenses:
Sales and marketing	3,234,762	3,105,068	6,233,321	6,433,116
Product development	1,295,001	1,105,627	2,584,043	2,272,298
General and administrative expenses	4,692,179	3,712,557	9,171,703	7,833,041

Total operating expenses	9,221,942	7,923,252	17,989,067	16,538,455

Other income (expenses):
Interest and other income (expense)	(279)	1,126	687	1,702
Interest expense	(27,684)	(32,372)	(59,918)	(64,606)

Total other income (expenses)	(27,963)	(31,246)	(59,231)	(62,904)

(Loss) income before income taxes	(580,003)	538,643	(976,104)	651,385
Income tax (benefit) expense	(121,000)	141,000	(165,000)	(281,000)

Net (loss) income	$(459,003)	$397,643	$(811,104)	$932,385

Net (loss) income per common share:
Basic	$(0.04)	$0.03	$(0.07)	$0.08

Diluted	$(0.04)	$0.03	$(0.07)	$0.08

Weighted average number of common shares outstanding:
Basic	11,569,692	11,514,123	11,548,723	11,480,900

Diluted	11,569,692	11,777,017	11,548,723	11,762,805

Dividends declared per common share	$0.19	$0.17	$0.38	$0.34

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2018

(Unaudited)

				Retained	Total
	Common Shares		Paid in	Earnings	Stockholders’
	Shares	Amount	Capital	(Deficit)	Equity
Balance, December 31, 2017	11,470,565	$229,411	$109,361,540	$(21,117,601)	$88,473,350
Cumulative effect change in accounting principle (as described in Note 2)	—	—	—	1,680,319	1,680,319

Balance, January 1, 2018	11,470,565	229,411	109,361,540	(19,437,282)	90,153,669

Shares issued for vested employee restricted stock units	101,127	2,023	(2,023)	—	—
Stock based compensation, net	—	—	1,236,774	—	1,236,774
Dividends	—	—	—	(4,432,926)	(4,432,926)
Stock repurchases	(2,000)	(40)	(35,582)	—	(35,622)
Net (loss)	—	—	—	(811,104)	(811,104)

Balance, June 30, 2018	11,569,692	$231,394	$110,560,709	$(24,681,312)	$86,110,791

See Notes to Consolidated Financial Statements

REIS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(811,104)	$932,385
Adjustments to reconcile to net cash provided by operating activities:
Deferred tax (benefit)	(200,000)	(504,000)
Depreciation	510,069	485,763
Amortization of intangible assets	4,014,033	3,368,216
Stock based compensation charges	1,236,774	1,110,480
Changes in assets and liabilities:
Accounts receivable, net	(213,919)	1,434,881
Prepaid and other assets	(69,505)	90,465
Accrued expenses and other liabilities	(57,181)	90,888
Deferred revenue	(668,603)	(847,916)

Net cash provided by operating activities	3,740,564	6,161,162

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and database development costs	(3,824,819)	(4,527,809)
Furniture, fixtures and equipment additions	(68,751)	(696,908)

Net cash (used in) investing activities	(3,893,570)	(5,224,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	(4,432,926)	(3,942,474)
Proceeds from option exercises	—	2,935,000
Stock repurchases	(35,622)	(2,536,955)

Net cash (used in) financing activities	(4,468,548)	(3,544,429)

Net (decrease) in cash and cash equivalents	(4,621,554)	(2,607,984)
Cash and cash equivalents, beginning of period	19,670,613	21,490,586

Cash and cash equivalents, end of period	$15,049,059	$18,882,602

SUPPLEMENTAL INFORMATION:
Cash paid during the period for interest	$25,278	$25,278

Cash paid during the period for income taxes	$21,171	$189,148

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrual for furniture, fixtures and equipment additions		$(96,768)

Disposal of fully depreciated furniture, fixtures and equipment	$139,332

Shares issued for vested employee restricted stock units	$2,023	$1,771

Shares issued for option exercises		$5,700

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

Quarterly Reporting

The accompanying consolidated financial statements and notes of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared under Generally Accepted Accounting Principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company’s balance sheets, statements of operations, statement of changes in stockholders’ equity and statements of cash flows have been included and are of a normal and recurring nature. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 8, 2018. The consolidated statements of operations for the three and six months ended June 30, 2018 and 2017 and the consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are not necessarily indicative of full year results.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

The impact of the new standard on the Company’s consolidated statements of operations and balance sheet as of and for the three and six months ended June 30, 2018 was as follows:

	For the Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09 (A)	Effect of Change Higher/(Lower)
Statement of Operations Data

Revenue
Subscription revenue	$11,520,201	$11,517,939	$2,262
Other revenue	463,693	478,693	(15,000)

Total revenue	$11,983,894	$11,996,632	$(12,738)

Operating expenses
Sales and marketing	$3,234,762	$3,128,080	$106,682
(Loss) before income taxes	(580,003)	(460,583)	(119,420)
Income tax (benefit)	(121,000)	(90,000)	(31,000)

Net (loss)	$(459,003)	$(370,583)	$88,420

Net (loss) per common share	$(0.04)	$(0.03)

	For the Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASU 2014-09 (A)	Effect of Change Higher/(Lower)
Statement of Operations Data
Revenue
Subscription revenue	$23,077,356	$23,097,092	$(19,736)
Other revenue	686,193	701,193	(15,000)

Total revenue	$23,763,549	$23,798,285	$(34,736)

Operating expenses
Sales and marketing	$6,233,321	$6,050,909	$182,412
(Loss) before income taxes	(976,104)	(758,956)	(217,148)
Income tax (benefit)	(165,000)	(109,000)	(56,000)

Net (loss)	$(811,104)	$(649,956)	$(161,148)

Net (loss) per common share	$(0.07)	$(0.06)

	As of June 30, 2018
	As reported	Balances without Adoption of ASU 2014-09 (A)	Effect of change Higher/(Lower)
Balance Sheet Data
Assets
Deferred tax asset, net	$11,683,895	$12,211,118	$(527,223)
Other assets	$3,238,422	$182,382	$3,056,040

Liabilities
Accrued expenses and other liabilities	$4,825,408	$4,055,961	$769,447
Deferred revenue	$25,890,104	$25,818,991	$71,113
Other long-term liabilities	$2,531,017	$2,355,278	$175,739

Equity
Retained earnings (deficit)	$(24,681,312)	$(23,168,794)	$(1,512,518)

(A)	Represents the amounts that would have been reported under GAAP that existed prior to the January 1, 2018 adoption of ASU 2014-09.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Summary of Significant Accounting Policies (continued)

See Note 4 for additional information regarding the Company’s revenue recognition policies and disclosures.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, and subsequently issued related amendments to address certain implementation issues. The new guidance requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Lessees will classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard allows for a modified retrospective application with certain practical expedients available and is effective for the Company as of the first quarter of 2019. Entities are allowed to apply the modified retrospective approach either (1) retrospectively to each prior reporting period presented in the financial statements with the cumulative-effect adjustment recognized at the beginning of the earliest comparative period presented (January 1, 2017) or (2) retrospectively at the beginning of the period of adoption (January 1, 2019) through a cumulative-effect adjustment, while continuing to present all prior periods under previous lease accounting guidance. The Company is currently evaluating the impact the pending adoption of the new standard will have on its consolidated financial statements and disclosures and expects the adoption may result in a material increase in assets and liabilities on its consolidated balance sheet due to the recognition of the right-of-use asset and liability for its operating leases.

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

The Company is organized into separately managed segments as follows: the Reis Services segment and the Other segment. The following tables present condensed balance sheet and operating data for these segments:

(amounts in thousands)

Condensed Balance Sheet Data June 30, 2018	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$14,453	$596	$15,049
Accounts receivable, net	9,958	—	9,958
Prepaid and other assets	811	29	840

Total current assets	25,222	625	25,847
Furniture, fixtures and equipment, net	4,478	—	4,478
Intangible assets, net	19,285	—	19,285
Deferred tax asset, net	285	11,399	11,684
Goodwill	57,203	(2,378)	54,825
Other assets	3,238	—	3,238

Total assets	$109,711	$9,646	$119,357

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,753	1,072	4,825
Deferred revenue	25,890	—	25,890

Total current liabilities	29,643	1,072	30,715
Other long-term liabilities	2,531	—	2,531
Deferred tax liability, net	36,857	(36,857)	—

Total liabilities	69,031	(35,785)	33,246
Total stockholders’ equity	40,680	45,431	86,111

Total liabilities and stockholders’ equity	$109,711	$9,646	$119,357

Condensed Balance Sheet Data December 31, 2017	Reis Services	Other (A)	Consolidated

Assets
Current assets:
Cash and cash equivalents	$18,990	$681	$19,671
Accounts receivable, net	9,745	—	9,745
Prepaid and other assets	502	179	681

Total current assets	29,237	860	30,097
Furniture, fixtures and equipment, net	4,919	—	4,919
Intangible assets, net	19,474	—	19,474
Deferred tax asset, net	285	11,787	12,072
Goodwill	57,203	(2,378)	54,825
Other assets	217	—	217

Total assets	$111,335	$10,269	$121,604

Liabilities and stockholders’ equity
Current liabilities:
Current portion of debt	$—	$—	$—
Accrued expenses and other liabilities	3,421	729	4,150
Deferred revenue	26,534	—	26,534

Total current liabilities	29,955	729	30,684
Other long-term liabilities	2,447	—	2,447
Deferred tax liability, net	34,862	(34,862)	—

Total liabilities	67,264	(34,133)	33,131
Total stockholders’ equity	44,071	44,402	88,473

Total liabilities and stockholders’ equity	$111,335	$10,269	$121,604

(A)	Includes cash, other assets and liabilities not specifically attributable to or allocable to the Reis Services segment.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

   (amounts in thousands)

Condensed Operating Data for the Three Months Ended June 30, 2018	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,521	$—	$11,521
Other revenue	463	—	463

Total revenue	11,984	—	11,984
Cost of sales	3,314	—	3,314

Gross profit	8,670	—	8,670
Operating expenses:
Sales and marketing	3,234	—	3,234
Product development	1,295	—	1,295
General and administrative expenses	2,865	1,828	4,693

Total operating expenses	7,394	1,828	9,222
Other income (expenses):
Interest and other income	(1)	1	—
Interest expense	(28)	—	(28)

Total other income (expenses)	(29)	1	(28)

Income (loss) before income taxes	$1,247	$(1,827)	$(580)

Condensed Operating Data for the Three Months Ended June 30, 2017	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$11,429	$—	$11,429
Other revenue	280	—	280

Total revenue	11,709	—	11,709
Cost of sales	3,216	—	3,216

Gross profit	8,493	—	8,493
Operating expenses:
Sales and marketing	3,105	—	3,105
Product development	1,106	—	1,106
General and administrative expenses	2,728	985	3,713

Total operating expenses	6,939	985	7,924
Other income (expenses):
Interest and other income	—	1	1
Interest expense	(32)	—	(32)

Total other income (expenses)	(32)	1	(31)

Income (loss) before income taxes	$1,522	$(984)	$538

(A)

Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment. During the 2018 period, this amount also includes $603,000 related to professional fees incurred related to the Company’s review of strategic alternatives.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

   (amounts in thousands)

Condensed Operating Data for the Six Months Ended June 30, 2018	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$23,078	$—	$23,078
Other revenue	686	—	686

Total revenue	23,764	—	23,764
Cost of sales	6,692	—	6,692

Gross profit	17,072	—	17,072
Operating expenses:
Sales and marketing	6,233	—	6,233
Product development	2,584	—	2,584
General and administrative expenses	5,906	3,266	9,172

Total operating expenses	14,723	3,266	17,989
Other income (expenses):
Interest and other income	(1)	2	1
Interest expense	(60)	—	(60)

Total other income (expenses)	(61)	2	(59)

Income (loss) before income taxes	$2,288	$(3,264)	$(976)

Condensed Operating Data for the Six Months Ended June 30, 2017	Reis Services	Other (A)	Consolidated

Revenue:
Subscription revenue	$23,008	$—	$23,008
Other revenue	827	—	827

Total revenue	23,835	—	23,835
Cost of sales	6,582	—	6,582

Gross profit	17,253	—	17,253
Operating expenses:
Sales and marketing	6,433	—	6,433
Product development	2,273	—	2,273
General and administrative expenses	5,612	2,221	7,833

Total operating expenses	14,318	2,221	16,539
Other income (expenses):
Interest and other income	1	1	2
Interest expense	(65)	—	(65)

Total other income (expenses)	(64)	1	(63)

Income (loss) before income taxes	$2,871	$(2,220)	$651

(A)

Includes interest and other income, depreciation expense and general and administrative expenses that have not been allocated to the Reis Services segment. During the 2018 period, this amount also includes $775,000 related to professional fees incurred related to the Company’s review of strategic alternatives.

Reis Services

See Note 1 for a description of Reis Services’s business and products at June 30, 2018.

Concentrations

The Company’s largest individual customer accounted for 5.7% and 3.3% of total revenue for the six months ended June 30, 2018 and 2017, respectively.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Segment Information (continued)

The following table presents the accounts receivable balances at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Accounts receivable	$10,148,000	$9,937,000
Allowance for doubtful accounts	(190,000)	(192,000)

Accounts receivable, net	$9,958,000	$9,745,000

Sixteen subscribers accounted for an aggregate of approximately 68.9% of Reis Services’s accounts receivable at June 30, 2018, including three subscribers individually in excess of 4.0%, with the largest representing 30.8%. Through July 31, 2018, the Company received payments of approximately $4,903,000, or 48.3%, against the June 30, 2018 accounts receivable balance.

At June 30, 2018, the largest individual subscriber accounted for 13.4% of deferred revenue and 7.3% of aggregate revenue under contract (see Note 4 for further discussion).

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

Subscription Revenue

The Company’s subscription revenue is derived principally from subscriptions to its web-based services for its Reis SE and Reis Portfolio CRE products and is recognized ratably over the related contractual period as the customer consumes data, simultaneous with Company performance (by providing access to its proprietary database). Contractual terms for subscriptions are typically one year but can be as long as 48 months and are noncancelable. Revenue from ReisReports is recognized monthly as billed for monthly subscribers, or recognized as revenue ratably over the related contractual period for subscriptions in excess of one month. Revenue recognized over time accounted for 96.1% and 97.6% of the Company’s revenue during the three months ended June 30, 2018 and 2017, respectively, and 97.1% and 96.5% during the six months ended June 30, 2018 and 2017, respectively.

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

Deferred revenue is recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, is recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2018 and December 31, 2017, respectively.

	June 30, 2018	December 31, 2017
Deferred revenue (GAAP basis)	$25,890,000	$26,534,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	21,604,000	25,470,000

Aggregate Revenue Under Contract	$47,494,000	$52,004,000

(A)

Amounts are billable in future periods and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2018 was approximately $33,910,000 related to amounts under contract for the forward twelve-month period through June 30, 2019. The remainder reflects amounts under contract beyond June 30, 2019.

The decrease in the Company’s net deferred revenue balance for the six months ended June 30, 2018 was primarily due to the timing difference between revenue recognized and amounts billed during the period. The decrease in Aggregate Revenue Under Contract during the six months ended June 30, 2018 was due to revenue recognized in the period in excess of contracts booked in the period. During the six months ended June 30, 2018, the Company recognized revenue of $18,581,000 and $20,564,000 that was included in deferred revenue and Aggregate Revenue Under Contract, respectively, at the beginning of the period.

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

Capitalized commissions are included in other assets on the consolidated balance sheet in 2018 and totaled approximately $3,110,000 and $3,056,000 as of January 1, 2018 and June 30, 2018, respectively. During the three and six months ended

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Revenue (continued)

June 30, 2018, the Company capitalized additional commissions of $595,000 and $1,092,000, and recorded amortization expense related to capitalized commissions of $583,000 and $1,146,000, respectively, which expense is included in sales and marketing expense in the accompanying consolidated statements of operations.

The Company’s future amortization expense related to the net capitalized commission asset balance at June 30, 2018 follows:

For the Year Ended December 31,	Amount

2018 (July 1, 2018 to December 31, 2018)	$1,021,000
2019	1,259,000
2020	578,000
2021	192,000
2022	6,000

Total	$3,056,000

Cost of sales of subscription revenue principally consists of salaries and related expenses for the Company’s researchers who collect, analyze and maintain the commercial real estate data that is the basis for the Company’s information services. Additionally, cost of sales includes amortization expense of the database intangible asset. The Company concluded that no other costs it incurs meet the capitalization criteria for costs to fulfill a contract.

5.	Intangible Assets

The amount of identified intangible assets, including the respective amounts of accumulated amortization, are as follows:

	June 30, 2018	December 31, 2017

Database	$35,877,000	$33,538,000
Accumulated amortization	(25,840,000)	(23,705,000)

Database, net	10,037,000	9,833,000

Customer relationships	14,100,000	14,100,000
Accumulated amortization	(10,634,000)	(10,182,000)

Customer relationships, net	3,466,000	3,918,000

Website	22,215,000	20,729,000
Accumulated amortization	(16,433,000)	(15,006,000)

Website, net	5,782,000	5,723,000

Intangibles, net	$19,285,000	$19,474,000

The Company capitalized approximately $1,141,000 and $1,529,000 during the three months ended June 30, 2018 and 2017, respectively, and approximately $2,339,000 and $2,777,000 during the six months ended June 30, 2018 and 2017, respectively, to the database intangible asset. The Company capitalized approximately $735,000 and $871,000 during the three months ended June 30, 2018 and 2017, respectively, and $1,486,000 and $1,751,000 during the six months ended June 30, 2018 and 2017, respectively, to the website intangible asset.

Amortization expense for intangible assets aggregated approximately $2,008,000 and $4,014,000 for the three and six months ended June 30, 2018, of which approximately $1,085,000 and $2,135,000 related to the database, which is charged to cost of sales, approximately $225,000 and $452,000 related to customer relationships, which is charged to sales and marketing expense and approximately $698,000 and $1,427,000 related to website development, which is charged to product development expense, all in the Reis Services segment. Amortization expense for intangible assets aggregated approximately $1,696,000 and $3,369,000 for the three and six months ended June 30, 2017, of which approximately $917,000 and $1,789,000 related to the database, approximately $231,000 and $462,000 related to customer relationships and approximately $548,000 and $1,118,000 related to website development.

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

6.	Debt

The Company had no debt outstanding at June 30, 2018 and December 31, 2017.

In October 2012, Reis Services, as borrower, and the Company, as guarantor, entered into a loan and security agreement with Capital One, National Association, as lender (“Capital One”), for a $10,000,000 revolving credit facility (the “2012 Revolver”). The 2012 Revolver had a three-year term scheduled to expire on October 16, 2015; however, the expiration date was extended to January 31, 2016. In January 2016, Reis Services and Capital One executed an amended and restated loan and security agreement for a $20,000,000 revolving credit facility with terms substantially similar to the 2012 Revolver (as amended, the “2016 Revolver,” and collectively with the 2012 Revolver, the “Revolver”). The 2016 Revolver expires on January 28, 2019. Any borrowings on the Revolver bear interest at a rate of LIBOR + 2.00% per annum (for LIBOR loans) or the greater of 1.00% or the bank’s prime rate minus 0.50% per annum (for base rate loans). Capital One charges an unused facility fee of 0.25% per annum. The Revolver is secured by a security interest in substantially all of the tangible and intangible assets of Reis Services, all copyrights of the Company and a pledge by the Company of its membership interests in Reis Services. The Revolver also contains customary affirmative and negative covenants, including minimum financial covenants, as defined in the amended and restated revolving loan credit agreement; all of the covenants were met at June 30, 2018 and December 31, 2017. No borrowings were made on the Revolver during the six months ended June 30, 2018 and during the year ended December 31, 2017.

7.	Income Taxes

The components of income tax expense (benefit) are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Current Federal expense	$—	$16,000	$—	$35,000
Current state and local tax expense	18,000	16,000	35,000	188,000
Deferred Federal tax (benefit) expense (A)	(94,000)	103,000	(128,000)	(370,000)
Deferred state and local tax (benefit) expense	(45,000)	6,000	(72,000)	(134,000)

Income tax (benefit) expense (B)	$(121,000)	$141,000	$(165,000)	$(281,000)

(A)	Includes an alternative minimum tax (“AMT”) deferred (benefit) of $(16,000) and $(35,000) in the three and six months ended June 30, 2017, respectively.

(B)

The income tax (benefit) in the six months ended June 30, 2017 and the lower income tax expense in the three months ended June 30, 2017 resulted from the recognition of a windfall tax benefit on stock options exercised in the six months ended June 30, 2017.

Due to the amount of its net operating loss (“NOL”) and credit carryforwards, the Company does not anticipate paying Federal income taxes for a number of years. The Company expects, in the future, that it will be subject to cash payments for state and local taxes where the Company has established nexus and there are no available NOLs, and for a portion of its state and local income taxes for New York State and New York City due to laws enacted in March 2014 and April 2015, respectively, which limit the amount of existing NOLs which could be used each year.

On December 22, 2017, the Federal government of the United States enacted the U.S. Tax Cuts and Jobs Act (“the Tax Act”) which significantly changed existing U.S. tax laws, including a reduction in the Federal corporate income tax rate from 35% to 21%, repeal of corporate Federal AMT and a refund of certain existing AMT credits over several years, introduction of a capital deduction, limitation of the interest deduction, limitation of the use of net operating losses incurred on or after January 1, 2018 to offset future taxable income, limitation of the deduction for compensation paid to certain executive officers and extensive changes to the U.S. international tax system, as well as other changes. These changes generally took effect on January 1, 2018. The U.S. Treasury department is expected to release regulations implementing the Tax Act and the U.S. tax laws may be further amended in the future. The Company’s Federal net operating losses that have been incurred prior to December 31, 2017 will continue to have a 20-year carryforward limitation applied and will need to be evaluated for recoverability in the future as such. Net operating losses incurred after December 31, 2017 will have an indefinite life, but usage will be limited to 80% of taxable income in any given year. On December 22, 2017, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”), which provides guidance on accounting for tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to finalize the accounting. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Income Taxes (continued)

estimate to be included in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply its current tax accounting on the basis of the provision of the tax laws that were in effect immediately before the enactment of the Tax Act. While the Company was able to make reasonable estimates of the impact of the reduction in the Federal corporate income tax rate, the final impact of the Tax Act may differ from these estimates, including, but not limited to, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service (“IRS”), return to provision differences and state rate adjustments. The Company is continuing to gather additional information to determine the final impact.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The net deferred tax asset was approximately $11,684,000 and $12,072,000 at June 30, 2018 and December 31, 2017, respectively, all of which was classified as non-current. The significant portion of the deferred tax items relates to deferred tax assets including NOL carryforwards, Federal AMT credit carryforwards and stock based compensation, with the remainder of the deferred tax items relating to liabilities resulting from the intangible assets recorded at the time of the May 2007 merger.

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

During the six months ended June 30, 2018, the Company purchased an aggregate of 2,000 shares of common stock, for approximately $36,000, or an average price of $17.81 per share. From the inception of the share repurchase program in August 2016 through June 30, 2018, the Company purchased an aggregate of 238,204 shares of common stock for approximately $4,601,000, or an average price of $19.31 per share. During the three and six months ended June 30, 2017, the Company purchased an aggregate of 54,768 and 133,208 shares of common stock for approximately $1,030,000 and $2,537,000, respectively.

The Company declared and paid a quarterly cash dividend of $0.19 per common share for the first and second quarters of 2018. Dividend payments aggregated approximately $2,217,000 and $4,433,000 for the three and six months ended June 30, 2018, respectively. The Company declared and paid a quarterly cash dividend of $0.17 per common share for the first and second quarters of 2017. Dividend payments aggregated approximately $1,971,000 and $3,942,000 for the three and six months ended June 30, 2017, respectively.

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

REIS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited) (continued)

Stock Plans and Other Incentives (continued)

Option Awards

The following table presents option activity and other plan data for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018		2017
	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	245,000	$8.88	530,000	$9.64
Granted	—	$—	—	$—
Exercised	—	$—	(285,000)	$(10.30)
Forfeited/cancelled/expired	—	$—	—	$—

Outstanding at end of period	245,000	$8.88	245,000	$8.88

Options exercisable at end of period	241,000	$8.72	237,000	$8.56

RSU Awards

The following table presents the changes in RSUs outstanding for the three months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,
	2018	2017
Outstanding at beginning of period	318,142	281,320
Granted	151,281	135,104
Common stock delivered (A)	(101,127)	(88,543)
Forfeited	(2,212)	(2,810)

Outstanding at end of period	366,084	325,071

Intrinsic value (B)	$7,981,000	$6,908,000

(A)	In the 2018 and 2017 periods, all of the vested RSUs were issued as shares.
(B)	For purposes of this calculation, the Company’s closing stock prices were $21.80 and $21.25 per share on June 30, 2018 and 2017, respectively.

In the six months ended June 30, 2018, an aggregate of 148,005 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $17.28 per RSU. In the six months ended June 30, 2017, an aggregate of 131,630 RSUs were granted to employees, which RSUs vest one-third a year over three years and had a grant date fair value of $18.67 per RSU. In each case, the grant date fair value was determined based on the closing stock price of the Company’s common stock on the applicable date of grant and considers the impact of dividend payments. The awards granted to employees in 2018 and 2017 are treated as equity awards and the grant date fair value is charged to compensation expense at the corporate level on a straight-line basis over the vesting periods. Dividends are not paid or accrued on unvested employee RSUs.

During the six months ended June 30, 2018 and 2017, an aggregate of 3,276 RSUs and 3,474 RSUs, respectively, were granted to non-employee directors (with an average grant date fair value of $21.04 and $19.84 per RSU, respectively) related to the equity component of their compensation. In each case, the grant date fair value was determined as of the last trading day of the quarter for which the RSUs were being received as compensation. The RSUs are immediately vested but are not deliverable to the non-employee directors until six months after termination of their service as a director. Dividends are paid on RSUs granted to non-employee directors.

Option and RSU Expense Information

The Company recorded non-cash compensation expense of approximately $632,000 and $575,000, respectively, including $34,500 in each period related to non-employee director equity compensation, for the three months ended June 30, 2018 and 2017, respectively, related to all stock options and RSUs accounted for as equity awards, as a component of general and administrative expenses in the statements of operations. For the six months ended June 30, 2018 and 2017, the Company recorded non-cash compensation expense of approximately $1,237,000 and $1,100,000, respectively, including $69,000 in each period related to non-employee director equity compensation.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net (loss) income for basic calculation	$(459,003)	$397,643	$(811,104)	$932,385
Adjustments to net (loss) income for the impact of dilutive securities	—	—	—	—

Net (loss) income for dilution calculation	$(459,003)	$397,643	$(811,104)	$932,385

Denominator:
Weighted average common shares – basic	11,569,692	11,514,123	11,548,723	11,480,900
Effect of dilutive securities:
RSUs	—	122,705	—	115,458
Stock options	—	140,189	—	166,447

Weighted average common shares – diluted	11,569,692	11,777,017	11,548,723	11,762,805

Net (loss) income per common share:
Basic	$(0.04)	$0.03	$(0.07)	$0.08

Diluted	$(0.04)	$0.03	$(0.07)	$0.08

Potentially dilutive securities include all stock-based awards. For the three and six months ended June 30, 2018 and 2017, certain equity awards were antidilutive.

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

At June 30, 2018 and December 31, 2017, the Company’s financial instruments included receivables, payables, accrued expenses, other liabilities and debt. The fair values of these financial instruments were not materially different from their recorded values at June 30, 2018 and December 31, 2017. The Company had no debt outstanding at June 30, 2018 and December 31, 2017. See Note 6 for additional information about the Company’s debt.

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

The following table lists the number of metropolitan markets for each of the nine primary types of commercial real estate covered by Reis in the property performance database and new construction database:

	June 30,	December 31,
	2018	2017
Apartment	275	275
Office	190	190
Retail	190	190
Self storage (1)	125	50
Warehouse/distribution (2)	47	47
Flex/research & development	47	47
Seniors housing	110	110
Student housing	200	200
Affordable housing	110	110

(1) Increased to 125 markets as of March 1, 2018.
(2) Expected doubling of coverage during the fourth quarter of 2018.

Recent Database Enhancements

Reis is continually expanding its property level and market coverage by geography and property type. In February 2018, Reis announced the expansion of coverage to include every commercially zoned structure and land parcel in the nation, regardless of location, size or use type (“Every Property, Everywhere”). As of March 1, 2018, Reis increased its detailed coverage of the self storage sector to 125 markets. In July 2018, the Company added 1.1 million non-arm’s length transactions to its sales transactions database. Also in July 2018, the Company began publishing detailed lease terms and effective rents for office properties, providing economic transparency at the property level on intelligence gathered directly from space leasing brokers, owners and managers. Additional development plans for 2018 include an expected doubling of coverage of warehouse/distribution markets to approximately 100 markets during the fourth quarter of 2018 and further enhancements to “Every Property, Everywhere.”

Property Performance Database – “Every Property, Everywhere”

Reis’s core property performance database contains information on competitive, income-producing properties in the U.S., with enhanced focus on the apartment, office, retail, warehouse/distribution, flex/research & development, self storage, seniors housing, student housing and affordable housing sectors. On an ongoing basis, Reis surveys and receives data downloads from building owners, leasing agents and managers, which include key building performance statistics including, among others: occupancy rates; rents; rent discounts and other concessions; tenant improvement allowances; lease terms; and operating expenses. In addition, Reis processes multiple data sources on commercial real estate, including: public filings databases; tax assessor records; deed transfers; planning boards; and numerous local, regional and national publications and commercial real estate websites. Reis screens and assembles large volumes of data into integrated supply and demand trends on a monthly basis at the neighborhood (submarket) and metropolitan market levels. All collected data are subjected to a rigorous quality assurance and validation process developed over many years. At the property level, surveyors compare the data collected in the current period with data previously collected on that property and similar properties. If any unusual changes in rents and vacancies are identified, follow-up procedures are performed for verification or clarification of the results. All aggregate market data at the submarket and market levels are also subjected to comprehensive quality controls.

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

Sales Transactions Database – “Every Sale, Everywhere”

Over the past three years, Reis has made it a priority to expand and improve its sales transactions database. In September 2016, Reis expanded its commercial real estate sales transactions database to include virtually all U.S. markets and property types, regardless of geography or sector. This was followed up with the third quarter 2017 addition of land transactions, including history across virtually all U.S. counties, as well as other information such as parcel boundaries and taxes and the July 2018 inclusion of 1.1 million non-arm’s length transactions. These enhancements appeal to mortgage and property originators and underwriters, investment sales brokers, tax assessors, tax appeal firms, appraisers, and any other real estate professionals seeking the most comprehensive database of CRE transactions to source deals, search for related business, conduct due diligence or gain a competitive edge with market intelligence. Reis’s sales transactions database includes key structural data points, including but not limited to address, land use code, parcel number, and lot size, in addition to key transactional data points, such as buyer and seller name, sale price, sale date, deed reference, and financing details when available, as well as other desirable datapoints and licensed photographs.

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

•

Economics of a Lease – For the office sector, Reis itemizes the components of landlord concession packages to display effective rents, operational expenses and leasing costs to present expected property net cash flow, resulting in actionable insight at the property level.

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

Through Reis Portfolio CRE, the Company intends to be able to support lenders as they prepare for the 2020 adoption of new FASB accounting requirements referred to as the Current Expected Credit Loss Model, or CECL.

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

Additional Segment Financial Information

See Note 3 to the Company’s consolidated financial statements included in this filing for additional information regarding the Company’s segments.

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

Critical Business Metrics

Management considers certain metrics in evaluating its consolidated results and the performance of the Reis Services segment. These metrics are revenue, revenue growth, EBITDA (which is earnings (net (loss) income) before interest, taxes, depreciation and amortization), EBITDA growth, EBITDA margin, Adjusted EBITDA (which is net (loss) income before interest, taxes, depreciation, amortization, stock based compensation and professional fees incurred in connection with the Company’s review of strategic alternatives), Adjusted EBITDA growth and Adjusted EBITDA margin. Other important metrics that management considers include the cash flow generation as well as the visibility into future performance as supported by our deferred revenue and other related metrics discussed in this Item 2.

Following is a presentation of revenue, net (loss) income, (loss) income before income taxes, EBITDA, Adjusted EBITDA and the related margins on a consolidated basis and revenue, EBITDA and EBITDA margin for the Reis Services segment and the related margins on a consolidated basis (see below for a reconciliation of net (loss) income to EBITDA and Adjusted EBITDA for both the Reis Services segment and on a consolidated basis for each of the periods presented here).

(amounts in thousands, excluding percentages)
	For the Three Months Ended			Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Consolidated:
Total revenue	$11,984	$11,709	$275	2.3%
Net (loss) income (A)	$(459)	$397	$(856)	(215.6)%
(Loss) income before income taxes (A)	$(580)	$538	$(1,118)	(207.8)%
EBITDA (A)	$1,709	$2,516	$(807)	(32.1)%
EBITDA margin	14.3%	21.5%
Adjusted EBITDA (A)	$2,944	$3,091	$(147)	(4.8)%
Adjusted EBITDA margin	24.6%	26.4%
Reis Services segment:
Total revenue	$11,984	$11,709	$275	2.3%
EBITDA	$3,537	$3,501	$36	1.0%
EBITDA margin	29.5%	29.9%

(amounts in thousands, excluding percentages)
	For the Six Months Ended			Percentage
	June 30,		Increase	Increase
	2018	2017	(Decrease)	(Decrease)
Consolidated:
Total revenue	$23,764	$23,835	$(71)	(0.3)%
Net (loss) income (A)	$(811)	$932	$(1,743)	(187.0)%
(Loss) income before income taxes (A)	$(976)	$651	$(1,627)	(249.9)%
EBITDA (A)	$3,607	$4,569	$(962)	(21.1)%
EBITDA margin	15.2%	19.2%
Adjusted EBITDA (A)	$5,619	$5,679	$(60)	(1.1)%
Adjusted EBITDA margin	23.6%	23.8%
Reis Services segment:
Total revenue	$23,764	$23,835	$(71)	(0.3)%
EBITDA	$6,873	$6,790	$83	1.2%
EBITDA margin	28.9%	28.5%

(A)

During the three and six months ended June 30, 2018, the Company’s reported net (loss), (loss) before income taxes and Consolidated EBITDA were negatively impacted by professional fees incurred related to the Company’s review of strategic alternatives which aggregated $603,000 and $775,000, respectively. Consolidated Adjusted EBITDA and Reis Services EBITDA were not impacted by these expenses.

Revenue Performance - Metrics

In order to provide additional insight into our revenue, we have disaggregated total revenue into two components: “Subscription” and “Other.” Other revenue specifically includes revenue related to contracts for one-time custom data deliverables and one-time fees for settlements of previous unauthorized usage of Reis data. The following tables present subscription revenue, other revenue and total revenue for the three and six months ended June 30, 2018 and 2017:

(amounts in thousands, excluding percentages)
	For the Three Months Ended June 30,
	2018		2017		Variance
	$	% of Total	$	% of Total	$	%
Subscription revenue	$11,521	96.1%	$11,429	97.6%	$92	0.8%
Other revenue (A)	463	3.9%	280	2.4%	183	65.4%

Total revenue	$11,984	100%	$11,709	100.0%	$275	2.3%

	For the Six Months Ended June 30,
	2018		2017		Variance
	$	% of Total	$	% of Total	$	%
Subscription revenue	$23,078	97.1%	$23,008	96.5%	$70	0.3%
Other revenue (A)	686	2.9%	827	3.5%	(141)	(17.0)%

Total revenue	$23,764	100.0%	$23,835	100.0%	$(71)	(0.3)%

(A)	In the periods presented, other revenue includes non-subscription revenue comprised of one-time settlements.

2018 Revenue Performance

Management Summary

The Company’s second quarter 2018 revenue and Reis Services EBITDA growth has occurred despite lower TTM renewal rates.

Direct comparability of current and historical renewal rates is challenging due to the changing nature of some of Reis’s subscription agreements. As IP cases have proliferated in recent years, Reis may resort to the imposition of a “usage cap” to protect from further unauthorized usage. Full utilization of the usage negotiated under a cap can result in an acceleration of revenue recognition under the original contract and entering into a new contract for additional report consumption, outcomes that create revenue but do not positively impact the Company’s renewal rate in the current reporting period.

Direct comparability between current and historical renewal rates is also difficult due to our enhanced ability to upsell new features and data sets upon contract renewal such as our API, “Every Property, Everywhere,” and Affordable Housing reports, among other new products. Negotiations involving the addition of some or all of these features may result in delaying a contract renewal beyond its anniversary date resulting in a lower reported renewal rate, but that in fact represents upside potential as the contract for expanded service is finalized in the subsequent reporting period. In the aggregate, the widening of Reis’s service offerings and related contractual provisions make the historical correlation between trending renewal rates and current and future financial performance less direct. Further, the Company’s record level of deferred revenue and the twelve month component of Aggregate Revenue Under Contract for the second quarter of 2018 (discussed herein) continues to emphasize the visibility into the strength of our revenue base.

It is management’s experience that lost customers frequently re-enter subscription agreements as indicated by the fact that over the past four years approximately 50% of IP related subscriptions and settlements have come from former subscribers who subsequently engaged in post-subscription unauthorized usage.

Subscription Revenue

Total revenue for the second quarter of 2018 increased by approximately $275,000, or 2.3% from the second quarter of 2017 and increased $204,000, or 1.7% from the first quarter of 2018. Subscription revenue increased $92,000, or 0.8% for the second quarter of 2018 from the second quarter of 2017 and decreased slightly by $(36,000), or (0.3)% from the first quarter of 2018.

Renewal Rates — The Company’s June 30, 2018 trailing twelve month (“TTM”) base renewal rate, including price increases, was 80.1% (for institutional subscribers, the base renewal rate, including price increases, was 80.9%). For the TTM ended June 30, 2017, the Company’s base renewal rate, including price increases, was 89.2% (for institutional subscribers, the base renewal rate, including price increases, was 90.7%).

The lower June 30, 2018 TTM renewal rate reflects certain non-renewals by institutional subscribers in the fourth quarter of 2017 and the first and second quarters of 2018. During 2018, there were two large financial institutions with expiring contracts that aggregated approximately $1,519,000, that renewed in the aggregate for $163,000. Both of these institutions have demonstrated a continuing need for Reis data and have also been identified as IP cases. Dialogue is ongoing with these institutions to restore subscription service and resolve prior and current unauthorized access to Reis data. Though there can be no assurance of a timely resolution of these IP cases, if any. Any favorable resolution would have a positive impact on Reis’s financial performance and renewal rates.

While the Company continues to have lower renewal rates for customers who have become subscribers as a result of previous unauthorized access to Reis data (the TTM overall renewal rate for this customer group was 50.8% at June 30, 2018), management continues to work to raise the renewal rate among this subset of customers by emphasizing multi-year contracts and assigning a dedicated team of account managers to train and service these accounts.

New Business — Reis new business bookings in 2018 came from a variety of sources, including the single largest first year contract from a commercial bank in the Company’s history. Revenue in the first half of 2018 continued to be positively impacted by sales that were directly tied to recent product improvements, including new contracts with investment sales brokers associated with our expanded sales transaction database, as well as API wins.

Other Revenue

The Company’s other revenue for the three and six months ended June 30, 2018 and 2017 is comprised solely of one-time settlements. Approximately 3.9%, 2.4%, 2.9% and 3.5% of total revenue was generated from one-time settlements for the three and six months ended June 30, 2018 and 2017, respectively.

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

Revenue from one-time settlement payments aggregated $463,000 and $280,000 in the three months ended June 30, 2018 and 2017, respectively, and $686,000 and $827,000 in the six months ended June 30, 2018 and 2017, respectively. Our compliance team continues to identify instances of unauthorized access. The period of unauthorized usage being identified is much shorter and report consumption is not as significant as cases that were settled in prior years. Management believes that compliance resolutions will yield a continuing and significant volume of subscription contracts and recurring revenue for the foreseeable future.

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

Deferred revenue will be recognized as revenue ratably over the remaining life of a contract for subscriptions, or in the case of future custom reports or projects, will be recognized as revenue upon completion and delivery to the customer, provided no significant Company obligations remain. At any given date, both deferred revenue and Aggregate Revenue Under Contract can be either positively or negatively influenced by: (1) the timing and dollar value of contracts signed and billed; (2) the quantity and timing of contracts that are multi-year; and (3) the impact of recording revenue ratably over the life of a multi-year contract, which moderates the effect of price increases after the first year. The following table reconciles deferred revenue to Aggregate Revenue Under Contract at June 30, 2018 and 2017, respectively. A comparison of these balances at June 30 of each year is more meaningful than a comparison to the December 31, 2017 balances, as a greater percentage of renewals occur in the fourth quarter of each year.

	June 30,
	2018	2017
Deferred revenue (GAAP basis)	$25,890,000	$24,183,000
Amounts under non-cancellable contracts for which the Company does not yet have the contractual right to bill at the period end (A)	21,604,000	24,163,000

Aggregate Revenue Under Contract	$47,494,000	$48,346,000

(A)

Amounts are billable subsequent to June 30 of each year and represent (i) non-cancellable contracts for subscribers with multi-year subscriptions where the future years are not yet billable, or (ii) subscribers with non-cancellable annual subscriptions with interim billing terms.

Included in Aggregate Revenue Under Contract at June 30, 2018 was approximately $33,910,000 related to amounts under contract for the forward twelve-month period through June 30, 2019. The remainder reflects amounts under contract beyond June 30, 2019. The forward twelve-month Aggregate Revenue Under Contract amount is approximately 70.5% of total revenue on a trailing twelve-month basis ending June 30, 2018 of approximately $48,118,000. For comparison purposes, at June 30, 2017, the forward twelve-month Aggregate Revenue Under Contract was approximately $33,136,000 and approximately 70.6% of total revenue on a trailing twelve-month basis ended June 30, 2017.

2018 Earnings Metrics - Net (Loss) Income, (Loss) Income before Income Taxes, Consolidated Adjusted EBITDA and Reis Services EBITDA

The Company had a net (loss) of $(459,000) for the three months ended June 30, 2018 and net income of $397,000 for the three months ended June 30, 2017. The Company had a (loss) before income taxes of $(580,000) for the 2018 second quarter as compared to pretax income of $538,000 in the 2017 second quarter. The 2018 second quarter included the impact of increased professional fees related to our previously announced review of strategic alternatives, which were approximately $603,000 in the period. Also in the 2018 period, there was additional amortization expense of $312,000 over the 2017 second quarter from the launch of our 2017 and 2018 product releases such as the inclusion of land sales in our sales transaction database, the increase in coverage of the self storage sector and the expansion of coverage in February 2018 for “Every Property, Everywhere.” These items resulted in the (loss) before income taxes and net (loss) reported for the 2018 period.

The Company had a net (loss) of $(811,000) for the six months ended June 30, 2018 and net income of $932,000 for the six months ended June 30, 2017. The Company had a (loss) before income taxes of $(976,000) and pretax income of $651,000 for the six months ended June 30, 2018 and 2017, respectively. The 2018 six month period included the impact of increased professional fees related to our previously announced review of strategic alternatives, which were approximately $775,000 in the period. Also in the 2018 period, there was additional amortization expense of $645,000 over the 2017 period from the launch of our 2017 and 2018 product releases such as the inclusion of land sales in our sales transaction database, the increase in coverage of the self storage sector and the expansion of coverage in February 2018 for “Every Property, Everywhere.” These items, along with the revenue decline described above, resulted in the (loss) before income taxes and net (loss) reported for the six months ended June 30, 2018.

See below for reconciliations of net (loss) income to EBITDA and Adjusted EBITDA on a consolidated and segment basis.

Consolidated Adjusted EBITDA for the three months ended June 30, 2018 was $2,944,000, a decrease of $(147,000), or (4.8)%, from the second quarter 2017 amount of $3,091,000. The Consolidated Adjusted EBITDA margins were 24.6% and 26.4% for the three months ended June 30, 2018 and 2017, respectively. The decrease in Consolidated Adjusted EBITDA and the modest margin decline is a result of expense increases from the 2017 period of $422,000, offset by the revenue increase of $275,000. Expense increases included the impact of the new revenue recognition standard on commission expense in the 2018 period of $107,000 and other net increases for compensation related costs and other accruals. The professional fees associated with the strategic alternatives review do not impact Consolidated Adjusted EBITDA.

Consolidated Adjusted EBITDA for the six months ended June 30, 2018 was $5,619,000, a decrease of $(60,000), or (1.1)%, from the 2017 comparable period amount of $5,679,000. The Consolidated Adjusted EBITDA margins were 23.6% and 23.8% for the six months ended June 30, 2018 and 2017, respectively. The decrease in Consolidated Adjusted EBITDA for the 2018 six month period is a result of a revenue decline of $71,000 and expense decreases of $11,000. Expense reductions in the 2018 period from the 2017 period are a result of a reduction for compensation related costs and accruals, offset by the impact of the new revenue recognition standard on commission expense in the 2018 period of $182,000 and additional legal fees related to IP. The professional fees associated with the strategic alternatives review do not impact Consolidated Adjusted EBITDA.

Reis Services EBITDA for the three months ended June 30, 2018 was $3,537,000, an increase of $36,000, or 1.0%, from the second quarter 2017 amount. Reis Services EBITDA margins were 29.5% and 29.9% for the three months ended June 30, 2018 and 2017, respectively. The increase to Reis Services EBITDA is a result of the quarterly revenue increase of $275,000, offset by expense increases from the 2017 second quarter of $239,000. The expense increase from the 2017 second quarter to the 2018 comparable period is a result of the impact of the new revenue recognition standard on commission expense in the period of $107,000 and other net increases in compensation related costs and accruals. The professional fees associated with the strategic alternatives review do not impact Reis Services EBITDA.

Reis Services EBITDA for the six months ended June 30, 2018 was $6,873,000, an increase of $83,000, or 1.2%, from the 2017 comparable period amount of $6,790,000. Reis Services EBITDA margins were 28.9% and 28.5% for the six months ended June 30, 2018 and 2017, respectively. The increase in Reis Services EBITDA is a result of expense reductions of $154,000, offset by the reduction of revenue in the period of $71,000. The expense decrease in the 2018 period from the 2017 period is a result of reductions for compensation related costs and accruals, offset by the impact of the new revenue recognition standard on commission expense in the period of $182,000, and additional legal fees related to IP compliance litigation.

Reconciliations of Net (Loss) Income to EBITDA and Adjusted EBITDA

We define EBITDA as earnings (net (loss) income) before interest, taxes, depreciation and amortization. We define Adjusted EBITDA as earnings (net (loss) income) before interest, taxes, depreciation, amortization, stock based compensation and professional fees incurred in connection with the Company’s review of strategic alternatives. Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with GAAP, senior management uses EBITDA and Adjusted EBITDA to measure operational and management performance. Management believes that EBITDA and Adjusted EBITDA are appropriate supplemental financial measures to be considered in addition to the reported GAAP basis financial information, which may assist investors in evaluating and understanding: (1) the performance of the Reis Services segment, the primary business of the Company and (2) the Company’s consolidated results, from year to year or period to period, as applicable. Further, these measures provide the reader with the ability to understand our operational performance while isolating non-cash charges, such as depreciation and amortization expenses, as well as other non-operating items, such as interest income, interest expense and income taxes and, in the case of Adjusted EBITDA, isolating non-cash charges for stock based compensation and the non-recurring nature of professional fees related to the Company’s review of strategic alternatives. Management also believes that disclosing EBITDA and Adjusted EBITDA will provide better comparability to other companies in the information services sector. However, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies. EBITDA and Adjusted EBITDA are presented both for the Reis Services segment and on a consolidated basis. We believe that these metrics, for Reis Services, provide the reader with valuable information for evaluating the financial performance of the core Reis Services business, excluding public company costs, and for making assessments about the intrinsic value of that stand-alone business to a potential acquirer. Management primarily monitors and measures its performance, and is compensated, based on the results of the Reis Services segment. EBITDA and Adjusted EBITDA, on a consolidated basis, allow the reader to make assessments about the current trading value of the Company’s common stock, including expenses related to operating as a public company. However, investors should not consider these measures in isolation or as substitutes for net income (loss), operating income, or any other measure for determining operating performance that is calculated in accordance with GAAP. Reconciliations of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income, follow for each identified period on a segment basis (including the Reis Services segment), as well as on a consolidated basis:

(amounts in thousands)

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2018	By Segment
	Reis Services	Other (A)	Consolidated
Net (loss)			$(459)
Income tax (benefit)			(121)

Income (loss) before income taxes	$1,247	$(1,827)	(580)
Add back:
Depreciation and amortization expense	2,261	—	2,261
Interest expense (income), net	29	(1)	28

EBITDA	3,537	(1,828)	1,709
Add back:
Stock based compensation expense, net	—	632	632
Professional fees in connection with strategic alternative review (B)	—	603	603

Adjusted EBITDA	$3,537	$(593)	$2,944

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Three Months Ended June 30, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$397
Income tax expense			141

Income (loss) before income taxes	$1,522	$(984)	538
Add back:
Depreciation and amortization expense	1,947	—	1,947
Interest expense (income), net	32	(1)	31

EBITDA	3,501	(985)	2,516
Add back:
Stock based compensation expense, net	—	575	575

Adjusted EBITDA	$3,501	$(410)	$3,091

Reconciliation of Net (Loss) to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2018	By Segment
	Reis Services	Other (A)	Consolidated
Net (loss)			$(811)
Income tax (benefit)			(165)

Income (loss) before income taxes	$2,288	$(3,264)	(976)
Add back:
Depreciation and amortization expense	4,524	—	4,524
Interest expense (income), net	61	(2)	59

EBITDA	6,873	(3,266)	3,607
Add back:
Stock based compensation expense, net	—	1,237	1,237
Professional fees in connection with strategic alternative review (B)	—	775	775

Adjusted EBITDA	$6,873	$(1,254)	$5,619

See footnotes on next page.

(amounts in thousands)

Reconciliation of Net Income to EBITDA and Adjusted EBITDA for the Six Months Ended June 30, 2017	By Segment
	Reis Services	Other (A)	Consolidated
Net income			$932
Income tax (benefit)			(281)

Income (loss) before income taxes	$2,871	$(2,220)	651
Add back:
Depreciation and amortization expense	3,855	—	3,855
Interest expense (income), net	64	(1)	63

EBITDA	6,790	(2,221)	4,569
Add back:
Stock based compensation expense, net	—	1,110	1,110

Adjusted EBITDA	$6,790	$(1,111)	$5,679

(A)	Includes interest and other income, depreciation expense and general and administrative expenses (including public company related costs) that are not associated with the Reis Services segment.
(B)	For purposes of reporting Consolidated Adjusted EBITDA, the Company is adding back the professional fees incurred related to its review of strategic alternatives in the 2018 periods.

Results of Operations

Comparison of the Results of Operations for the Three Months Ended June 30, 2018 and 2017

Total revenue and related cost of sales were approximately $11,984,000 and $3,314,000, respectively, for the three months ended June 30, 2018, which resulted in a gross profit for the Reis Services segment of approximately $8,670,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $1,085,000 during this period. Total revenue and related cost of sales were approximately $11,709,000 and $3,216,000, respectively, for the three months ended June 30, 2017, which resulted in a gross profit for the Reis Services segment of approximately $8,493,000.    Amortization expense included in cost of sales (for the database intangible asset) was approximately $917,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $98,000 resulted from a $168,000 increase in amortization expense for database costs (from product enhancements such as affordable housing, the increase to the number of markets covered for self storage, and the expansion of records in our sales comparable offerings and “Every Property, Everywhere”), offset by lower employment related costs in the 2018 period of approximately $70,000 from a reduced head count in the 2018 period compared to the 2017 period.

Sales and marketing expenses were approximately $3,234,000 and $3,105,000 for the three months ended June 30, 2018 and 2017, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $225,000 and $231,000 during the three months ended June 30, 2018 and 2017, respectively. The increase in sales and marketing expenses between the two periods of approximately $129,000 was primarily the effect of contract asset amortization expense of $107,000 as a result of the new revenue recognition standard in 2018.

Product development expenses were approximately $1,295,000 and $1,106,000 for the three months ended June 30, 2018 and 2017, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $698,000 and $548,000 during the three months ended June 30, 2018 and 2017, respectively. Product development costs increased $189,000, primarily due to increased amortization expense for the website intangible asset of $150,000, and greater employment related costs in the 2018 period.

General and administrative expenses of approximately $4,693,000 for the three months ended June 30, 2018 included current period expenses of approximately $3,807,000, depreciation expense of approximately $254,000 for furniture, fixtures and equipment, and approximately $632,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $3,713,000 for the three months ended June 30, 2017 included current period expenses of approximately $2,887,000, depreciation expense of approximately $251,000 for furniture, fixtures and equipment, and approximately $575,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $920,000 was primarily the result of professional fees incurred in connection with the strategic alternatives review (aggregating $603,000 in the 2018 period) and an increase in compensation related costs and accruals in the 2018 period.

Interest expense of $28,000 and $32,000 for the three months ended June 30, 2018 and 2017, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Company’s revolving credit facility, which we refer to as the Revolver. There was no outstanding balance on the Revolver during the three months ended June 30, 2018 and 2017.

The income tax benefit of $121,000 during the three months ended June 30, 2018 reflected a deferred Federal tax benefit of $94,000 and deferred state and local tax benefit of $45,000, offset by a current state and local tax expense of $18,000. Income tax expense of $141,000 during the three months ended June 30, 2017 reflected deferred Federal tax expense of $103,000, current state and local tax expense of $16,000, current Federal AMT expense of $16,000, and deferred state and local tax expense of $6,000.

Comparison of the Results of Operations for the Six Months Ended June 30, 2018 and 2017

Total revenue and related cost of sales were approximately $23,764,000 and $6,692,000, respectively, for the six months ended June 30, 2018, which resulted in a gross profit for the Reis Services segment of approximately $17,072,000. Amortization expense included in cost of sales (for the database intangible asset) was approximately $2,135,000 during this period. Total revenue and related cost of sales were approximately $23,835,000 and $6,582,000, respectively, for the six months ended June 30, 2017, which resulted in a gross profit for the Reis Services segment of approximately $17,253,000. Amortization expense included in cost of sales was approximately $1,789,000 during this period. See “— Critical Business Metrics of the Reis Services Business” for a discussion of the variances and trends in revenue and EBITDA of the Reis Services segment. The increase in cost of sales of $110,000 resulted from a $346,000 increase in amortization expense for database costs (from product enhancements such as affordable housing, the increase to the number of markets covered for self storage, and the expansion of records in our sales comparable offerings and “Every Property, Everywhere”), offset by lower employment related costs in the 2018 period of approximately $236,000 from a reduced head count in the 2018 period compared to the 2017 period.

Sales and marketing expenses were approximately $6,233,000 and $6,433,000 for the six months ended June 30, 2018 and 2017, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in sales and marketing expenses (for the customer relationships intangible asset) was approximately $452,000 and $462,000 during the six months ended June 30, 2018 and 2017, respectively. The decrease in sales and marketing expenses between the two periods of approximately $200,000 resulted from lower employment related costs in the 2018 period, offset by the effect of contract asset amortization expense of $182,000 as a result of the new revenue recognition standard in 2018.

Product development expenses were approximately $2,584,000 and $2,273,000 for the six months ended June 30, 2018 and 2017, respectively, and solely represented costs of the Reis Services segment. Amortization expense included in product development expenses (for the website intangible asset) was approximately $1,427,000 and $1,118,000 during the six months ended June 30, 2018 and 2017, respectively. Product development costs increased $311,000, primarily due to increased amortization expense for the website intangible asset of $309,000.

General and administrative expenses of approximately $9,172,000 for the six months ended June 30, 2018 included current period expenses of approximately $7,425,000, depreciation expense of approximately $510,000 for furniture, fixtures and equipment, and approximately $1,237,000 of net non-cash compensation expense. The net non-cash compensation expense was comprised of equity awards for employees and directors. General and administrative expenses of approximately $7,833,000 for the six months ended June 30, 2017 included current period expenses of approximately $6,237,000, depreciation expense of approximately $486,000 for furniture, fixtures and equipment, and approximately $1,110,000 of net non-cash compensation expense. Excluding the non-cash expenses, the net increase in general and administrative expenses of $1,188,000 was primarily the result of professional fees incurred in connection with the strategic alternatives review (aggregating $775,000 in the 2018 period), consulting fees in connection with the adoption of the new revenue recognition standard, additional legal fees related to IP compliance litigation and an increase in compensation related costs and accruals in the 2018 period.

Interest expense of $60,000 and $65,000 for the six months ended June 30, 2018 and 2017, respectively, was comprised of unused facility fees and deferred financing cost amortization on the Revolver. There was no outstanding balance on the Revolver during the six months ended June 30, 2018 or 2017.

The income tax benefit of $165,000 during the six months ended June 30, 2018 reflected a deferred Federal tax benefit of $128,000 and deferred state and local tax benefit of $72,000, offset by a current state and local tax expense of $35,000. The income tax benefit of $281,000 for continuing operations during the six months ended June 30, 2017 reflected deferred Federal tax benefit of $370,000 and deferred state and local tax benefit of $134,000, offset by current state and local tax expense of $188,000 and current Federal AMT expense of $35,000.

Income Taxes

For more information regarding income taxes, see Note 7 to the Company’s consolidated financial statements included in this filing.

Liquidity and Capital Resources

The core Reis Services business has traditionally generated significant cash annually and we expect it to continue to do so. The Company’s consolidated cash and cash equivalents balance aggregated approximately $15,049,000 at June 30, 2018. The Company had cash flows provided by its operating activities of $3,741,000. The Company’s cash used in the six months ended June 30, 2018 included: (1) making investments in its websites and databases of $3,825,000, (2) paying aggregate dividends of approximately $4,433,000 and (3) repurchasing 2,000 shares of the Company’s common stock for approximately $36,000 in the six months ended June 30, 2018.

At June 30, 2018, the Company’s short-term and long-term liquidity requirements include: current operating and capitalizable costs, including accounts payable and other accrued expenses; near-term product development and enhancement of the website and databases either through building with Company resources or through acquisitions; operating leases; growth in operating expenses, including possible further increases in the number of Reis employees and additional resources devoted to our sales and marketing efforts; other costs, including public company expenses not included in the Reis Services segment; costs associated with the Company’s review of strategic alternatives; the resolution of open tax years with state and local tax authorities; the payment of state and local taxes based on income (in excess of limitation amounts) and tax on capital; payment of employee taxes on vested equity awards, for which the employee uses shares to settle his/her minimum withholding tax obligations with the Company; the use of cash for the payment of quarterly dividends; and repurchases of shares of Reis common stock (at June 30, 2018, approximately $400,000 remained available to be purchased under our current share purchase authorization). The Company expects to meet these short-term and long-term liquidity requirements generally through the use of available cash and cash generated from subscription revenue of Reis Services and, if necessary or deemed prudent to do so, with borrowings under the Revolver.

The Company’s level of capital expenditures related to website and database development continues to decline, largely the result of launching its “Every Sale, Everywhere” and “Every Property, Everywhere” initiatives in 2017. Specifically, after peaking at $2,399,000 in the second quarter of 2017, the Company’s capital investment declined to $2,126,000 in the third quarter of 2017 and to $1,930,000 in the fourth quarter of 2017. In the second quarter of 2018, the Company’s capital expenditures further dipped to $1,875,000.

The Company has a $20,000,000 revolving credit facility, which expires in January 2019. At June 30, 2018, there was no outstanding balance on the Revolver. For additional information regarding the Revolver, see Note 6 to the Company’s consolidated financial statements included in this filing.

On June 24, 2015, the Company’s shelf registration statement on Form S-3 was declared effective. The shelf registration statement permitted the offering, issuance and sale of up to a maximum aggregate offering price of $75,000,000 of the Company’s stock from time to time for three years through June 24, 2018. At this time, while the Company is exploring strategic alternatives, the shelf registration statement expired unused. Any determinations about the filing of a new shelf registration statement, if any, will be at the discretion of the Company’s Board.

The Company has NOLs that it expects to utilize against future Federal, state and local taxable income. The use of certain NOLs for New York State and New York City purposes will be subject to an annual limitation and, therefore, any taxable income in excess of the limitation will be subject to tax. Tax payments related to 2018 are expected to be for state and local taxes based on income, in excess of limitation amounts, and tax on capital. As described under the Tax Act, the Company expects to receive approximately $1,737,000 in Federal cash refunds from existing AMT credits that will not be utilized prior to 2021. The expected refund is based on receiving 50% of the available AMT credit balance annually between 2018 and 2021.

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

During the six months ended June 30, 2018, the Company purchased an aggregate of 2,000 shares of common stock, at an average price of $17.81 per share, leaving approximately $400,000 at June 30, 2018 that may be used to purchase additional shares under the program. For additional information related to stock repurchases, see Note 8 to the Company’s consolidated financial statements.

Changes in Cash Flows

Cash flows for the six months ended June 30, 2018 and 2017 are summarized as follows:

	For the Six Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$3,740,564	$6,161,162
Net cash (used in) investing activities	(3,893,570)	(5,224,717)
Net cash (used in) financing activities	(4,468,548)	(3,544,429)

Net (decrease) in cash and cash equivalents	$(4,621,554)	$(2,607,984)

Net cash provided by operating activities decreased $(2,420,000) from $6,161,000 provided in the 2017 period to $3,741,000 provided in the 2018 period. This decrease was primarily due to greater payments in the 2018 period than in the 2017 period for liabilities and other accruals at each respective December 31 balance sheet date.

Net cash used in investing activities decreased by $(1,331,000) from $5,225,000 used in the 2017 period to $3,894,000 used in the 2018 period. This change resulted from a $628,000 decrease in purchases of furniture, fixtures and equipment and by a $703,000 decrease of cash used in the 2018 period as compared to the 2017 period for website and database development costs for continuing product development initiatives.

Net cash used in financing activities was approximately $4,469,000 and $3,544,000 in the 2018 and 2017 periods, respectively. The 2018 period includes approximately $4,433,000 for dividends declared and paid in the six months ended June 30, 2018 and stock repurchases aggregating $36,000. The 2017 period includes approximately $3,942,000 for dividends declared and paid in the six months ended June 30, 2017 and stock repurchases aggregating $2,537,000, offset by proceeds from the exercise of stock options by Reis employees aggregating $2,935,000.

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

Forward-looking statements reflect management’s judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. With respect to these forward-looking statements, management has made certain assumptions. Future performance cannot be assured. Actual results may differ materially from those contemplated by the forward-looking statements. Some factors that could cause actual results to differ include:

•

lower than expected revenues and other performance measures such as net income (loss), income (loss) before income taxes and EBITDA and Adjusted EBITDA for the Reis Services segment and on a consolidated basis;

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

At June 30, 2018 and December 31, 2017, the Company’s only potential exposure to interest rates was on variable rate based debt. This exposure has historically been minimized through the use of interest rate caps. During the six months ended June 30, 2018 and throughout 2017, the Company did not have any interest rate caps. No debt was outstanding at June 30, 2018 and December 31, 2017. For more information about the Company’s debt, see Note 6 to the Company’s consolidated financial statements included in this filing.

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

Item 4. Controls and Procedures.

As of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2018 were designed at a reasonable assurance level and were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

During the second quarter of 2018, the Company repurchased the following common shares:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	—	$—	—	$399,128
May 1, 2018 to May 31, 2018	—	$—	—	$399,128
June 1, 2018 to June 30, 2018	—	$—	—	$399,128

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On August 7, 2018, Reis, Inc. (“Reis” or the “Company”), as guarantor, and its wholly owned subsidiary, Reis Services, LLC (“Reis Services”), as borrower, entered into a Third Amendment (the “Third Amendment”) to the Amended and Restated Loan and Security Agreement, dated as of January 28, 2016, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as lender (the “Lender”).

The Third Amendment makes certain modifications to the Amended and Restated Loan and Security Agreement, including amending the fixed charge coverage ratio to be tested only when the revolver is drawn, and extending the period of the minimum liquidity requirement of $10,000,000 of average collected balances in non-interest bearing demand deposit accounts with the Lender from March 31, 2018 through the maturity date, as well as other minor reporting changes.

The foregoing is a summary of the material terms of the Third Amendment and not a complete description of the Third Amendment. Accordingly, the foregoing is qualified in its entirety by reference to the Third Amendment, attached to this quarterly report on Form 10-Q as Exhibit 10.1, and incorporated herein by reference.

Item 6. Exhibits.

Exhibits filed with this Form 10-Q:

Exhibit No.	Description

10.1	Third Amendment to Amended and Restated Revolving Loan and Security Agreement, dated as of August 7, 2018, by and among Reis Services, LLC, as Borrower, Reis, Inc., as Guarantor, and Capital One, National Association, as Lender.

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer and Chief Financial Officer Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files, formatted in extensible Business Reporting Language (XBRL).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REIS, INC.

By:	/s/ Mark P. Cantaluppi
Mark P. Cantaluppi Vice President, Chief Financial Officer

Date:  August 9, 2018